Form 10-Q
period 2024-06-30
VanEck Ethereum ETF
filed 2024-09-03
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	ETHV	Cboe BZX Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 1,250,000 outstanding shares as of July 31, 2024.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF

Statement of Assets and Liabilities(a)

June 30, 2024 (Unaudited)

Assets
Investment in ether, at fair value (cost $10,000,000)	$10,234,617
Total assets	10,234,617

Liabilities
Total liabilities	—

Net assets	$10,234,617

Shares issued and outstanding (no par value, unlimited amount authorized)	200,000

Net Asset Value per Share (Note 2)	$51.17

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statement of Operations(a)

For the Period May 20, 2024 (Date of Seeding) to June 30, 2024 (Unaudited)

Expenses
Total expenses	$—
Net investment income (loss)	—
Net realized gain (loss) and change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Ether sold for redemption of shares	—
Net realized gain	—

Net change in unrealized appreciation (depreciation)	234,617

Net realized gain (loss) and change in unrealized appreciation (depreciation)	234,617

Net increase in net assets resulting from operations	$234,617

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statement of Changes in Net Assets(a)

For the Period May 20, 2024 (Date of Seeding) to June 30, 2024 (Unaudited)

Net increase (decrease) from investment operations
Net investment income (loss)	$—
Net realized gain (loss) from investment in ether	—
Change in net unrealized appreciation (depreciation) from investments in ether	234,617
Net increase in net assets resulting from operations	234,617

Capital share transactions
Contributions for shares issued	10,100,000
Withdrawals for shares redeemed	(100,000)
Total capital share transactions	10,000,000
Net increase in net assets	10,234,617

Net assets:
Beginning of period	—
End of period	$10,234,617

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2023.

The accompanying notes are an integral part of these financial statements.

3

VANECK ETHEREUM ETF

Schedule of Investment as

of June 30, 2024 (Unaudited)(a)

	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	2,929.06	$10,000,000	$10,234,617	100.00%
Net Assets			$10,234,617	100.00%

(a)	No comparative financial statements have been provided as the Trust did not hold any ether as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements

June 30, 2024

Note 1. Organization:

The VanEck Ethereum ETF (the “Trust”) (formerly known as VanEck Ethereum Trust), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of ether (“ETH”) less the operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the “Trustee” of the Trust.

Note 2. Significant Accounting Policies:

A.	Basis of Preparation and Use Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies (“ASC Topic 946), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

B.	Cash

Cash represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2024, the Trust’s cash balance did not exceed the federal insured limits.

C.	Investment Valuation

The Trust values its investments in ETH and other assets and liabilities at fair value, daily. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the ETH principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 as of 11:59 p.m. Eastern time. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (observable inputs) or they may be internally developed (unobservable inputs). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$10,234,617	$—	$—	$10,234,617

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of May 20, 2024	—	$—
ETH contributed	2,929.06	10,000,000
ETH withdrawn	—	—
Net change in unrealized appreciation on investment in ETH	—	234,617
Net realized gain on investment in ETH	—	—
Ending balance as of June 30, 2024	2,929.06	$10,234,617

The trust did not hold any ETH as of December 31, 2023.

D.	Ether

ETH transactions are accounted for on trade date. Realized gains and losses on sale of ETH are determined based on the average cost method. Proceeds received by the Trust from the issuance of creation baskets consist of ETH. Deposits of ETH are held by Gemini Trust Company, LLC (the “ETH Custodian”) on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the ETH Custodian, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

For accounting purposes only, the Trust is treated as an investment company and, therefore, will apply the specialized accounting and reporting guidance ASC Topic 946. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of ETH.

E.	Calculation of Net Asset Value

On each business day, at 4:00 p.m. EST, the net asset value of the Trust (“NAV”) is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of total assets held by the Trust. The administrator computes the NAV per share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions as of June 30, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

Note 3. Trust Expenses and Other Agreements

The Trust will pay to the Sponsor a unified fee of 0.20% of net assets (the “Sponsor Fee”) that will accrue daily. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) from the Sponsor Fee. The Sponsor from time to time will sell ETH, which may be facilitated by one or more liquidity providers and/or the ETH Custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trust holds its ETH at the ETH Custodian, a regulated third-party custodian that carries insurance and is chartered as a trust company under the New York Banking Law, is a qualified custodian for purposes of Rule 206(4)-2(d)6 under the Investment Advisers Act of 1940, as amended (“qualified custodian”), and is responsible for safekeeping of ETH owned by the Trust and holding private keys that provide access to the ETH in the Trust’s ETH account. The Trust may also hold its ETH at Coinbase Custody Trust Company, LLC (the “Additional ETH Custodian”), a regulated third-party custodian that is chartered as a trust company under the New York Banking Law, is a qualified custodian and serves as a fiduciary responsible for safekeeping of ETH owned by the Trust and holding the private keys that provide access to the ETH in the Trust’s additional ETH account. Coinbase, Inc., an affiliate of and the parent of the Additional ETH Custodian, carries insurance intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional ETH Custodian.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Ethereum Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly owned-subsidiary of VanEck.

VanEck is the initial seed investor (“Seed Capital Investor”) on May 20, 2024.

VanEck is a minority interest holder in the parent company of the ETH Custodian, representing less than 1% of its equity.

Note 5. Capital Share Transactions

Investors can buy and sell Shares of the Trust in secondary market transactions through brokers. Shares trade on the Exchange under the ticker symbol ETHV. Shares are bought and sold throughout the trading day like other publicly traded securities.

The Trust continuously offers the Trust Shares in creation baskets consisting of 25,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more creation baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of ETH represented by the baskets being created (or redeemed); the amount of ETH represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of ETH represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. For an order to create baskets, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase ETH from a liquidity provider chosen by the Sponsor. For an order to redeem baskets, the Sponsor will arrange for the ETH represented by the basket to be sold to a liquidity

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s ETH Custodian in order to facilitate settlement of the Shares and ETH.

Share and Capital activity is as follows:

	For the period May 20, 2024 (Date of Seeding) to June 30, 2024(a)
	Shares		Amount
Beginning of period	—		$—
Shares issued	202,000	(b)	10,100,000
Shares redeemed	(2,000)	(b)	(100,000)
Ending of period	200,000		$10,000,000

(a)	VanEck was the sole shareholder as of June 30, 2024.
(b)	On June 25, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 200,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 2,929.06 ETH.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Trust enters into contracts that contain a variety of general indemnifications. The Trust’s maximum exposure under these agreements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, the Sponsor believes the risk of loss under these arrangements to be remote.

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of ETH, which creates a concentration risk associated with fluctuations in the value of ETH due to a number of factors. Accordingly, a decline in the value of ETH will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ETH include high volatility, which could have a negative impact on the performance of the Trust. ETH platforms are relatively new and may be unregulated, or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the Ethereum network. The slowing or stopping of the development or acceptance of the Ethereum network may adversely affect an investment in the Trust. The price of ETH on the ETH market has exhibited periods of extreme volatility. Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of ETH represented by the Shares may decline over time.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust. Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act. Future legal or regulatory developments may negatively affect the value of ETH or require the Trust or the Sponsor to become registered with the Securities and Exchange Commission (the “SEC”) or Commodity Futures Trading Commission, which may cause the Trust to liquidate.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares. The market infrastructure of the ETH spot market could result in the absence of active authorized participants able to support the trading activity of the Trust.

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

June 30, 2024

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Financial Highlights(d)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the period from May 20, 2024 (Date of Seeding) to June 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions:

Net asset value per share, beginning of period	$50.00

From investment operations:
Net investment income (loss)(a)	—
Net realized gain and change in unrealized appreciation/depreciation on investments in ether	1.17
Total increase (decrease) resulting from operations	1.17

Net asset value per share, end of period	$51.17

Total return (%)(b)	2.34%

Ratios to average net assets(c)
Expenses before fee waiver (%)	0.00
Expenses after fee waiver (%)	0.00
Net investment income (loss) (%)	0.00
Portfolio turnover rate(b)	0.00%

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)	Non-annualized.
(c)	Annualized.
(d)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2023.

Note 9. Subsequent Event Review

On July 23, 2024, the Trust commenced operations.

Effective for the period from July 23, 2024 through July 22, 2025, the Sponsor has agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. If the Trust’s net assets exceed $1.5 billion prior to July 22, 2025, the Sponsor Fee charged on net assets over $1.5 billion will be 0.20%. All investors will incur the same Sponsor Fee which is weighted average of those fee rates. After July 22, 2025, the Sponsor Fee will be 0.20%.

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ETH and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Trust is administered by the Trust Agreement, among the Sponsor, the Trustee and the Delaware Trustee. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of ETH less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of ETH. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of ETH.

The Trust issues and redeems Shares only in aggregations of 25,000 Shares, a Basket, or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on the Exchange under the ticker symbol “ETHV.”

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the ETH Custodian’s accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Ethereum Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report will be the Sponsor’s Fee which has not been accrued by the Trust as it had not commenced operations as of period end. The Trust’s only source of liquidity is its sales of ETH.

Significant Accounting Policies

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of ETH, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Period Ended June 30, 2024

The Trust’s NAV increased from $100,000 at May 20, 2024 (date of Seeding) to $10,234,617 at June 30, 2024, a 10,135% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 2,000 Shares at May 20, 2024 to 200,000 Shares at June 30, 2024, a consequence of 2,000 Seed Shares and 200,000 Shares (8 Baskets) being created and 2,000 Seed Shares being redeemed during the period and an increase in the price of ETH, which grew approximately 2% from $3,414 at June 25, 2024 (date of initial ether investment) to $3,494 at June 30, 2024.

The 2% increase in the NAV per Share from $50.00 at May 20, 2024 to $51.17 at June 30, 2024 is directly related to the 2% increase in the price of ETH during this period.

The NAV per Share of $50.48 on June 27, 2024, was the highest during the quarter, compared with a low during the quarter of $49.40 on June 28, 2024.

Net increase in net assets resulting from operations for the quarter ended June 30, 2024, was $234,617 resulting from a net change in unrealized appreciation on investment in ETH of $234,617. The Trust had no expenses during the quarter as the Trust had not commenced operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Risk Factors of the registrant’s prospectus, filed with the Securities and Exchange Commission on July 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 2,000 Shares (0 Baskets) were redeemed during the period ended June 30, 2024.

Period	Total Number of Shares Redeemed	Average Per Share

05/20/24 to 05/31/24	0	$0
06/01/24 to 06/30/24	2,000	50.00
Total	2,000	$50.00

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on May 7, 2021

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 8, 2024

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on July 8, 2024

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.2	Marketing Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.3	ETH Custodian Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.6	Index SubLicense Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.7	Cash Custdy Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.8	Subscription Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on May 31, 2024

10.10	Additional ETH Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on June 21, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VANECK DIGITAL ASSETS, LLC
Sponsor of VanEck Ethereum ETF

By:	/s/ Jan F. van Eck*
Jan F. van Eck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John J. Crimmins*
John J. Crimmins
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 3, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

