Form 10-Q
period 2024-09-30
VanEck Ethereum ETF
filed 2024-11-12
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The registrant had 1,950,000 outstanding shares as of October 31, 2024.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF

Statement of Assets and Liabilities(a)

September 30, 2024 (Unaudited)

Assets
Investment in ether, at fair value (cost $74,404,726)	$63,824,094
Total assets	63,824,094

Liabilities
Total liabilities	—

Net assets	$63,824,094

Shares issued and outstanding (no par value, unlimited amount authorized)	1,675,000

Net Asset Value per Share (Note 2)	$38.10

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

1

VANECK ETHEREUM ETF

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2024(a)	For the Period May 20, 2024 (Date of Seeding) to September 30, 2024(a)
Expenses
Sponsor fee, related party	$21,557	$21,557
Total expenses	21,557	21,557
Sponsor fee waiver, related party	(21,557)	(21,557)
Net expenses	—	—
Net investment income (loss)	—	—
Net realized loss and change in unrealized appreciation (depreciation)
Net realized loss on:
Ether sold for redemption of shares	(1,838,369)	(1,838,369)
Net realized loss	(1,838,369)	(1,838,369)

Net change in unrealized appreciation (depreciation)	(10,815,249)	(10,580,632)

Net realized loss and change in unrealized appreciation (depreciation)	(12,653,618)	(12,419,001)

Net decrease in net assets resulting from operations	$(12,653,618)	$(12,419,001)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2023.

The accompanying notes are an integral part of these financial statements.

2

VANECK ETHEREUM ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30, 2024(a)	For the Period May 20, 2024 (Date of Seeding) to September 30, 2024(a)
Net decrease from investment operations
Net investment income (loss)	$—	$—
Net realized loss from investment in ether	(1,838,369)	(1,838,369)
Change in net unrealized appreciation (depreciation) from investments in ether	(10,815,249)	(10,580,632)
Net decrease in net assets resulting from operations	(12,653,618)	(12,419,001)

Capital Share transactions
Contributions for shares issued	75,670,495	85,770,495
Withdrawals for shares redeemed	(9,427,400)	(9,527,400)
Total capital share transactions	66,243,095	76,243,095
Net increase in net assets	53,589,477	63,824,094

Net assets:
Beginning of period	10,234,617	—
End of period	$63,824,094	$63,824,094

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2023.

The accompanying notes are an integral part of these financial statements.

3

VANECK ETHEREUM ETF

Schedule of Investment as

of September 30, 2024 (Unaudited)(a)

	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	24,530.84	$74,404,726	$63,824,094	100.00%
Net Assets			$63,824,094	100.00%

(a)	No comparative financial statements have been provided as the Trust did not hold any ether as of December 31, 2023.

The accompanying notes are an integral part of these financial statements.

4

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements

September 30, 2024

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

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies (“ASC Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

B.	Cash

Cash represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of September 30, 2024, the Trust’s cash balance did not exceed the federal insured limits.

C.	Investment Valuation

The Trust values its investment in ETH and other assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the ETH principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 at 11:59 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

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
5

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

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

The following is a summary of the fair value hierarchy as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$63,824,094	$—	$—	$63,824,094

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of May 20, 2024	—	$—
ETH contributed	28,192.16	85,670,495
ETH withdrawn	(3,661.32)	(9,427,400)
Net change in unrealized appreciation on investment in ETH	—	(10,580,632)
Net realized gain on investment in ETH	—	(1,838,369)
Ending balance as of September 30, 2024	24,530.84	$63,824,094

The trust did not hold any ETH as of May 20, 2024.

D.	Ether

ETH transactions are accounted for on trade date. Realized gains and losses on sale of ETH are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of ETH. Proceeds received by the Trust from the issuance of baskets consist of ETH. Deposits of ETH are held by Gemini Trust Company, LLC (the “ETH Custodian”) and may be held at Coinbase Custody Trust Company, LLC (the “Additional ETH Custodian”, and collectively the “ETH Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the ETH Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the ETH Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Ethereum Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions as of September 30, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.
6

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of net assets that accrues daily and pays monthly. Effective for the period from July 23, 2024 through July 22, 2025, the Sponsor has agreed to waive the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. If the Trust’s net assets exceed $1.5 billion prior to July 22, 2025, the Sponsor Fee charged on net assets over $1.5 billion will be 0.20% of net assets. All investors will incur the same Sponsor Fee which is the weighted average of those fee rates. After July 22, 2025, the Sponsor Fee will be 0.20% of net assets. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) from the Sponsor Fee. The Sponsor from time to time will sell ETH, which may be facilitated by one or more liquidity providers and/or the ETH Custodian, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not a separate expense of the Trust.

The Trust holds its ETH at the ETH Custodian and may also hold ETH at the Additional ETH Custodian, both of which are a regulated third-party custodians that carry insurance (in the case of the Additional ETH Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional ETH Custodian) and are responsible for safekeeping of ETH owned by the Trust and holding private keys that provide access to the ETH in the Trust’s ETH account.

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

VanEck was the initial seed investor (“Seed Capital Investor”) on May 20, 2024. On June 25, 2024, the Seed Capital Investor purchased additional shares (see Note 5). As of September 30, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 24% of net assets.

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

The Trust continuously offers the Trust Shares in baskets consisting of 25,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of ETH represented by the baskets being created (or redeemed); the amount of ETH represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of ETH represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. For an order to create baskets, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase ETH from a liquidity provider chosen by the Sponsor. For an

VANECK ETHEREUM ETF

Notes to the Unaudited Financial Statements (Continued)

September 30, 2024

order to redeem baskets, the Sponsor will arrange for the ETH represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s ETH Custodians to facilitate settlement of the Shares and ETH.

Share and capital activity is as follows:

	Three Months Ended September 30, 2024		For the period May 20, 2024 (Date of Seeding) to September 30, 2024(a)
	Shares	Amount	Shares		Amount
Beginning of period	200,000	$10,000,000	—		$—
Shares issued	1,725,000	75,670,495	1,927,000	(b)	85,770,495
Shares redeemed	(250,000)	(9,427,400)	(252,000)	(b)	(9,527,400)
Ending of period	1,675,000	$76,243,095	1,675,000		$76,243,095

(a)	VanEck was the sole shareholder as of May 20, 2024.
(b)	On June 25, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 200,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 2,929.06 ETH.

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of ETH, which creates a concentration risk associated with fluctuations in the value of ETH due to a number of factors. Accordingly, a decline in the value of ETH will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ETH include high volatility, which could have a negative impact on the performance of the Trust. ETH platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the Ethereum network. The slowing or stopping of the development or acceptance of the Ethereum network may adversely affect an investment in the Trust. The price of ETH on the ETH market has exhibited periods of extreme volatility. Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of ETH represented by the Shares may decline over time.

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

September 30, 2024

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the three months ended September 30, 2024, and for the period from May 20, 2024 (Date of Seeding) to September 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30, 2024	For the period May 20, 2024 (Date of Seeding) to September 30, 2024
Net asset value per share, beginning of period	$51.17	$50.00

From investment operations:
Net investment income (loss)(b)	—	—
Net realized loss and change in unrealized appreciation/depreciation on investments in ether	(13.07)	(11.90)
Net decrease resulting from operations	(13.07)	(11.90)

Net asset value per share, end of period	$38.10	$38.10

Total return (%)(c)	(25.54)%	(23.80)%

Ratios to average net assets(d)
Expenses before fee waiver	0.20%	0.20%
Expenses after fee waiver	0.00%	0.00%
Net investment income (loss)	0.00%	0.00%
Portfolio turnover rate(b)	20.04%	25.03%

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2023.
(b)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(c)	Non-annualized.
(d)	Annualized.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure.

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

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the ETH Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Ethereum Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its sales of ETH.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s NAV increased from $10,234,617 at June 30, 2024 to $63,824,094 at September 30, 2024, a 524% increase. The increase in the Trust’s net asset value resulted primarily from the number of shares outstanding increasing from 200,000 Shares at June 30, 2024 to 1,675,000 Shares at September 30, 2024, a net result of 1,725,000 Shares (69 Baskets) being created and 250,000 Shares (10 Baskets) being redeemed during the period, partially offset by a decrease in the price of ETH, which contracted 26% from $3,494 at June 30, 2024 to $2,602 at September 30, 2024.

The 26% decrease in the NAV per Share from $51.17 at June 30, 2024 to $38.10 at September 30, 2024 is directly related to the 26% decrease in the price of ETH during this period.

The NAV per Share of $51.63 on July 19, 2024, was the highest during the quarter, compared with a low during the quarter of $32.59 on September 6, 2024.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2024, was $12,653,618 resulting from a net unrealized depreciation on investment in ether of $10,815,249, a net realized loss of $1,838,369 on ETH sold for the redemption of Shares and a net investment income of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Period May 20, 2024 (date of Seeding) to September 30, 2024

The Trust’s NAV increased from $100,000 at May 20, 2024 (date of Seeding) to $63,824,094 at September 30, 2024, a 63,724% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 2,000 Shares at May 20, 2024 to 1,675,000 Shares at September 30, 2024, a net result of 2,000 Seed Shares and 1,925,000 Shares (77 Baskets) being created and 2,000 Seed Shares and 250,000 Shares (10 Baskets) being redeemed during the period, partially offset by a decrease in the price of ETH, which contracted approximately 24% from $3,414 at June 25, 2024 (date of initial ether investment) to $2,602 at September 30, 2024.

The 24% decrease in the NAV per Share from $50.00 at May 20, 2024 to $38.10 at September 30, 2024 is directly related to the 24% decrease in the price of ETH during this period.

The NAV per Share of $51.63 on July 19, 2024, was the highest during the period, compared with a low during the period of $32.59 on September 6, 2024.

Net decrease in net assets resulting from operations for the period ended September 30, 2024, was $12,419,001 resulting from a net unrealized depreciation on investment in ETH of $10,580,632, a net realized loss of $1,838,369 on ether sold for the redemption of Shares and a net investment income of $0. The Trust had no expenses during the period as they were all waived by the Sponsor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 250,000 Shares (10 Baskets) were redeemed during the period ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Per Share

07/01/24 to 07/31/24	—	$—
08/01/24 to 08/31/24	200,000	38.58
09/01/24 to 09/30/24	50,000	17.11
Total	250,000	$34.29

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on May 7, 2021

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 8, 2024

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on July 8, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: November 12, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

