Form 10-Q
period 2025-03-31
VanEck Ethereum ETF
filed 2025-05-14
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,050,000 outstanding shares as of April 30, 2025.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF

Statement of Assets and Liabilities

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investment in ether, at fair value (cost $142,791,446 and $136,234,086, respectively)	$84,668,819	$146,428,902
Total assets	84,668,819	146,428,902

Liabilities
Total liabilities	—	—

Net assets	$84,668,819	$146,428,902

Shares issued and outstanding (no par value, unlimited amount authorized)	3,150,000	3,000,000

Net Asset Value per Share	$26.88	$48.81

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statement of Operations (Unaudited)

Three Months Ended March 31, 2025(a)
Expenses
Sponsor fee, related party	$60,908
Total expenses	60,908
Sponsor fee waiver, related party	(60,908)
Net expenses	—
Net investment loss	—
Net realized loss and change in unrealized appreciation (depreciation)
Net realized loss on:
Ether sold for redemption of shares	(1,192,767)
Net realized loss from investment in ether	(1,192,767)

Net change in unrealized appreciation (depreciation) from investment in ether	(68,317,443)

Net realized loss and change in unrealized appreciation (depreciation)	(69,510,210)

Net decrease in net assets resulting from operations	$(69,510,210)

(a) No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2024.

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statement of Changes in Net Assets (Unaudited)

Three Months Ended March 31, 2025(a)
Net decrease from operations
Net investment loss	$—
Net realized loss from investment in ether	(1,192,767)
Change in net unrealized appreciation (depreciation) from investments in ether	(68,317,443)
Net decrease in net assets resulting from operations	(69,510,210)

Capital Share transactions
Contributions for shares issued	9,957,156
Withdrawals for shares redeemed	(2,207,029)
Total capital share transactions	7,750,127
Net decrease in net assets	(61,760,083)

Net assets:
Beginning of period	146,428,902
End of period	$84,668,819

(a) No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2024.

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Schedule of Investment

March 31, 2025 (Unaudited)	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	46,132.62	$142,791,446	$84,668,819	100.00%
Net Assets			$84,668,819	100.00%

December 31, 2024	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	43,935.83	$136,234,086	$146,428,902	100.00%
Net Assets			$146,428,902	100.00%

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF
Notes to Unaudited Financial Statements
March 31, 2025

Note 1. Organization:

The VanEck Ethereum ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of ether (“ETH”) less the net operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust.

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2024 and March 31, 2025, the Trust did not hold cash.

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

VANECK ETHEREUM ETF
Notes to Unaudited Financial Statements (continued)
March 31, 2025

The following is a summary of the fair value hierarchy as of March 31, 2025, and December 31, 2024:

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$84,668,819	$—	$—	$84,668,819

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$146,428,902	$—	$—	$146,428,902

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH contributed	3,295.19	9,957,156
ETH withdrawn	(1,098.40)	(2,207,029)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(68,317,443)
Net realized loss on investment in ETH	—	(1,192,767)
Ending balance as of March 31, 2025	46,132.62	$84,668,819

	ETH	Fair Value
Beginning balance as of May 20, 2024(a)	—	$—
ETH contributed	49,793.94	154,052,853
ETH withdrawn	(5,858.11)	(16,251,349)
Net unrealized appreciation (depreciation) from investment in ETH	—	10,194,816
Net realized loss on investment in ETH	—	(1,567,418)
Ending balance as of December 31, 2024	43,935.83	$146,428,902

(a)	Commencement of Operations, the Trust did not hold any ETH as of May 20, 2024.

D.	Ether

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
Notes to Unaudited Financial Statements (continued)
March 31, 2025

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the period presented and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Segment Reporting

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

H.	Interim financial statements

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

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

VANECK ETHEREUM ETF
Notes to Unaudited Financial Statements (continued)
March 31, 2025

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Ethereum Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) on May 20, 2024. On June 25, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 200,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 2,929.06 ETH. As of December 31, 2024 and March 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 13% of net assets.

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

Share and capital activity is as follows:

	Three Months Ended March 31, 2025(a)
	Shares	Amount
Beginning of period	3,000,000	$137,801,504
Shares issued	225,000	9,957,156
Shares redeemed	(75,000)	(2,207,029)
End of period	3,150,000	$145,551,631

(a)	No comparative share activity have been provided as the Trust did not have any operations as of March 31, 2024.

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

VANECK ETHEREUM ETF
Notes to Unaudited Financial Statements (continued)
March 31, 2025

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of ETH, which creates a concentration risk associated with fluctuations in the value of ETH due to a number of factors. Accordingly, a decline in the value of ETH will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ETH include high volatility, which could have a negative impact on the performance of the Trust. ETH platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the ethereum network. The slowing or stopping of the development or acceptance of the ethereum network may adversely affect an investment in the Trust. The price of ETH on the ETH market has exhibited periods of extreme volatility. Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of ETH represented by the Shares may decline over time. ETH with a fair value of $146,428,902 and $84,668,819 were held by the ETH Custodians at December 31, 2024 and March 31, 2025, respectively.

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

VANECK ETHEREUM ETF
Notes to Unaudited Financial Statements (continued)
March 31, 2025

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the three months ended March 31, 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions:

Three Months Ended March 31, 2025
Net asset value per share, beginning of period	$48.81

From investment operations:
Net investment loss(b)	—
Net realized gain (loss) and change in unrealized appreciation/depreciation from investments in ether(c)	(21.93)
Net decrease resulting from operations	(21.93)

Net asset value per share, end of period(d)	$26.88

Total return (%)(e)	(44.93)%

Ratios to average net assets(f)
Expenses before fee waiver	0.20%
Expenses after fee waiver	0.00%
Net investment loss	0.00%
Portfolio turnover rate(e)	1.82%

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2024.
(b)	Net investment income (loss) per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Non-annualized.
(f)	Annualized.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust had no operations for the quarter ended March 31, 2024.

The Quarter Ended March 31, 2025

The Trust’s NAV decreased from $146,428,902 at December 31, 2024 to $84,668,819 at March 31, 2025, a 42.16% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of ETH, which contracted 44.91% from $3,333 at December 31, 2024 to $1,836 at March 31, 2025. The number of shares outstanding increased from 3,000,000 Shares at December 31, 2024 to 3,150,000 Shares at March 31, 2025, a net result of 225,000 Shares (9 Baskets) being created and 75,000 Shares (3 Baskets) being redeemed during the period.

The 44.93% decrease in the NAV per Share from $48.81 at December 31, 2024 to $26.88 at March 31, 2025 is directly related to the 44.91% decrease in the price of ETH during this period.

The NAV per Share of $54.06 on January 6, 2025, was the highest during the quarter, compared with a low during the quarter of $26.88 on March 31, 2025.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2025, was $69,510,210 resulting from a net unrealized depreciation on investment in ether of $68,317,443, a net realized loss of $1,192,767 on ETH sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 75,000 Shares (3 Baskets) were redeemed during the period ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

01/01/25 to 01/31/25	-	$-
02/01/25 to 02/28/25	-	-
03/01/25 to 03/31/25	75,000	29.43
Total	75,000	$29.43

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

Date: May 14, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.