Form 10-Q
period 2025-06-30
VanEck Ethereum ETF
filed 2025-08-13
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,875,000 outstanding shares as of July 31, 2025.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF
Statement of Assets and Liabilities

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investment in ether, at fair value (cost $143,974,452, and $136,234,086, respectively)	$118,333,419	$146,428,902
Total assets	118,333,419	146,428,902

Liabilities
Total liabilities	—	—

Net assets	$118,333,419	$146,428,902

Shares issued and outstanding (no par value, unlimited amount authorized)	3,250,000	3,000,000

Net Asset Value per Share	$36.41	$48.81

The accompanying notes are an integral part of these financial statements.

1

VANECK ETHEREUM ETF
Statement of Operations (Unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period May 20, 2024 (Date of Seeding) to June 30, 2024
Expenses
Sponsor fee, related party	$50,052	$110,960	$—
Total expenses	50,052	110,960	—
Sponsor fee waiver, related party	(50,052)	(110,960)	—
Net expenses	—	—	—
Net investment loss	—	—	—
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Ether sold for redemption of shares	(4,622,836)	(5,815,603)	—
Net realized loss from investment in ether	(4,622,836)	(5,815,603)	—

Net change in unrealized appreciation (depreciation) from investment in ether	32,481,594	(35,835,849)	234,617

Net realized loss and net change in unrealized appreciation (depreciation)	27,858,758	(41,651,452)	234,617

Net increase (decrease) in net assets resulting from operations	$27,858,758	$(41,651,452)	$234,617

The accompanying notes are an integral part of these financial statements.

2

VANECK ETHEREUM ETF
Statement of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period May 20, 2024 (Date of Seeding) to June 30, 2024
Net increase (decrease) from operations
Net investment loss	$—	$—	$—
Net realized loss from investment in ether	(4,622,836)	(5,815,603)	—
Net change in unrealized appreciation (depreciation) from investments in ether	32,481,594	(35,835,849)	234,617
Net increase (decrease) in net assets resulting from operations	27,858,758	(41,651,452)	234,617

Capital Share transactions
Contributions for shares issued	10,249,131	20,206,287	10,100,000
Withdrawals for shares redeemed	(4,443,289)	(6,650,318)	(100,000)
Total capital share transactions	5,805,842	13,555,969	10,000,000
Net increase (decrease) in net assets	33,664,600	(28,095,483)	10,234,617

Net assets:
Beginning of period	84,668,819	146,428,902	—
End of period	$118,333,419	$118,333,419	$10,234,617

The accompanying notes are an integral part of these financial statements.

3

VANECK ETHEREUM ETF
Schedule of Investment

June 30, 2025 (Unaudited)	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	47,597.15	$143,974,452	$118,333,419	100.00%
Net Assets			$118,333,419	100.00%

December 31, 2024	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	43,935.83	$136,234,086	$146,428,902	100.00%
Net Assets			$146,428,902	100.00%

The accompanying notes are an integral part of these financial statements.

4

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements

June 30, 2025

Note 1. Organization:

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2025 and December 31, 2024, the Trust did not hold cash.

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

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data or they may be internally developed. These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

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
5

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

The following is a summary of the fair value hierarchy as of June 30, 2025, and December 31, 2024:

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$118,333,419	$—	$—	$118,333,419

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$146,428,902	$—	$—	$146,428,902

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH contributed	7,688.77	20,206,287
ETH withdrawn	(4,027.45)	(6,650,318)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(35,835,849)
Net realized loss on investment in ETH	—	(5,815,603)
Ending balance as of June 30, 2025	47,597.15	$118,333,419

	ETH	Fair Value
Beginning balance as of May 20, 2024(a)	—	$—
ETH contributed	49,793.94	154,052,853
ETH withdrawn	(5,858.11)	(16,251,349)
Net unrealized appreciation (depreciation) from investment in ETH	—	10,194,816
Net realized loss on investment in ETH	—	(1,567,418)
Ending balance as of December 31, 2024	43,935.83	$146,428,902

(a)	Commencement of Operations, the Trust did not hold any ETH as of May 20, 2024.

D.	Ether

ETH transactions are accounted for on trade date. Realized gains and losses on the sale of ETH are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of ETH. Proceeds received by the Trust from the issuance of baskets consist of ETH. Deposits of ETH are held by Gemini Trust Company, LLC (the “ETH Custodian”) and at Coinbase Custody Trust Company, LLC (the “Additional ETH Custodian”, and collectively the “ETH Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the ETH Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the ETH Custodians’ accounts, on a market approach determined on a daily basis using the MarketVectorTM Ethereum Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.
6

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

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

The Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

H.	Interim financial statements

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended June 30, 2025, six months ended June 30, 2025, and for the period May 20, 2024 (Date of Seeding) to June 30, 2024, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K previously filed with the SEC.

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

June 30, 2025

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Ethereum Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 2,000 shares at a per-Share price of $50 on May 20, 2024. On June 25, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of 200,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 2,929.06 ETH. As of December 31, 2024 and June 30, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 13% and 12%, respectively, of net assets.

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

Share and capital activity is as follows:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025		For the Period May 20, 2024 (Date of Seeding) to June 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	3,150,000	$145,551,631	3,000,000	$137,801,504	—	$—
Shares issued	300,000	10,249,131	525,000	20,206,287	202,000	10,100,000
Shares redeemed	(200,000)	(4,443,289)	(275,000)	(6,650,318)	(2,000)	(100,000)
End of period	3,250,000	$151,357,473	3,250,000	$151,357,473	200,000	$10,000,000

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Trust enters into contracts that contain a variety of general indemnifications. The Trust’s maximum exposure under these agreements is unknown as this would involve future claims that may be made

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

against the Trust that have not yet occurred. However, the Sponsor believes the risk of loss under these arrangements to be remote.

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of ETH, which creates a concentration risk associated with fluctuations in the value of ETH due to a number of factors. Accordingly, a decline in the value of ETH will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ETH include high volatility, which could have a negative impact on the performance of the Trust. ETH platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the ethereum network. The slowing or stopping of the development or acceptance of the ethereum network may adversely affect an investment in the Trust. The price of ETH on the ETH market has exhibited periods of extreme volatility. Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of ETH represented by the Shares may decline over time. ETH with a fair value of $146,428,902 and $118,333,419 were held by the ETH Custodians at December 31, 2024 and June 30, 2025, respectively.

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2025

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period May 20, 2024 (Date of Seeding) to June 30, 2024
Net asset value per share, beginning of period	$26.88	$48.81	$50.00

From investment operations:
Net investment loss(a)	—	—	—
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in ether(b)	9.53	(12.40)	1.17
Net increase (decrease) resulting from operations	9.53	(12.40)	1.17

Net asset value per share, end of period	$36.41	$36.41	$51.17

Total return(c)(d)	35.45%	(25.40)%	2.34%

Ratios to average net assets(e)
Expenses before fee waiver	0.20%	0.20%	0.00%
Expenses after fee waiver	0.00%	0.00%	0.00%
Net investment loss	0.00%	0.00%	0.00%
Portfolio turnover rate(d)	4.40%	5.79%	0.00%

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(c)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(d)	Non-annualized.
(e)	Annualized.

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

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings, as reconciled to the ETH Custodians’ accounts, on a market approach determined on a daily basis in accordance with the MarketVectorTM Ethereum Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee, which was waived during the period. The Trust’s only source of liquidity is its sales of ETH.

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

Results of Operations

The Period Ended June 30, 2024 (a)

The Trust’s NAV increased from $100,000 at May 20, 2024 (date of Seeding) to $10,234,617 at June 30, 2024, a 10,135% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 2,000 Shares at May 20, 2024 to 200,000 Shares at June 30, 2024, as a result of 2,000 Seed Shares and 200,000 Shares (8 Baskets) being created and 2,000 Seed Shares being redeemed during the period and an increase in the price of ETH, which grew approximately 2% from $3,414 at June 25, 2024 (date of initial ETH investment) to $3,494 at June 30, 2024.

The 2% increase in the NAV per Share from $50.00 at May 20, 2024 to $51.17 at June 30, 2024 is primarily related to the 2% increase in the price of ETH during this period.

The NAV per Share of $50.48 on June 27, 2024, was the highest during the period, compared with a low during the period of $49.40 on June 28, 2024.

Net increase in net assets resulting from operations for the period ended June 30, 2024, was $234,617 resulting from a net change in unrealized appreciation on investment in ETH of $234,617. The Trust had no expenses during the period as the Trust had not commenced operations.

(a) Period commences upon Seed date of May 20, 2024

The Quarter Ended June 30, 2025

The Trust’s NAV increased from $84,668,819 at March 31, 2025 to $118,333,419 at June 30, 2025, a 39.76% increase. The increase in the Trust’s NAV resulted primarily from a increase in the price of ETH, which increased 35.40% from $1,836 at March 31, 2025 to $2,486 at June 30, 2025. The number of shares outstanding also increased from 3,150,000 Shares at March 31, 2025 to 3,250,000 Shares at June 30, 2025, a net result of 300,000 Shares (12 Baskets) being created and 200,000 Shares (8 Baskets) being redeemed during the period.

The 35.45% increase in the NAV per Share from $26.88 at March 31, 2025 to $36.41 at June 30, 2025 is directly related to the 35.40% increase in the price of ETH during this period.

The NAV per Share of $41.24 on June 11, 2025, was the highest during the quarter, compared with a low during the quarter of $21.45 on April 8, 2025.

Net increase in net assets resulting from operations for the quarter ended June 30, 2025, was $27,858,758 resulting from a net unrealized appreciation on investment in ETH of $32,481,594 and a net realized loss of $4,622,836 on ETH sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

The Six Months Ended June 30, 2025

The Trust’s NAV decreased from $146,428,902 at December 31, 2024 to $118,333,419 at June 30, 2025, a 19.19% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of ETH, which decreased 25.41% from $3,333 at December 31, 2024 to $2,486 at June 30, 2025. The number of shares outstanding also increased from 3,000,000 Shares at December 31, 2024 to 3,250,000 Shares at June 30, 2025, a net result of 525,000 Shares (21 Baskets) being created and 275,000 Shares (11 Baskets) being redeemed during the period.

The 25.40% decrease in the NAV per Share from $48.81 at December 31, 2024 to $36.41 at June 30, 2025 is primarily related to the 25.41% decrease in the price of ETH during this period.

The NAV per Share of $54.06 on January 6, 2025, was the highest during the quarter, compared with a low during the quarter of $21.45 on April 8, 2025.

Net decrease in net assets resulting from operations for the six months ended June 30, 2025, was $41,651,452 resulting from a net unrealized depreciation on investment in ETH of $35,835,849 and a net realized loss of $5,815,603 on ETH sold for the redemption of Shares and a net investment loss of $0. The Trust had no expenses during the quarter as they were all waived by the Sponsor.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025.

Digital Asset Treasury Companies Risk

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ETH.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ETH, when prices are rising and they may sell such assets when prices are decreasing, potentially making ETH more expensive in a rising market and then causing downward pressure on ETH prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ETH. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ETH. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of ETH (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 200,000 Shares (8 Baskets) were redeemed during the period ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

04/01/25 to 04/30/25	200,000	$22.22
05/01/25 to 05/31/25	—	—
06/01/25 to 06/30/25	—	—
Total	200,000	$22.22

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

Date: August 13, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

