Form 10-Q
period 2025-09-30
VanEck Ethereum ETF
filed 2025-11-13
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 4,375,000 outstanding Shares as of October 31, 2025.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF

Statement of Assets and Liabilities

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investment in ether, at fair value (cost $214,839,082, and $136,234,086, respectively)	$265,990,778	$146,428,902
Total assets	265,990,778	146,428,902

Liabilities
Accrued Sponsor fee	43,809	—
Total liabilities	43,809	—

Net assets	$265,946,969	$146,428,902

Shares issued and outstanding (no par value, unlimited amount authorized)	4,400,000	3,000,000

Net Asset Value per Share	$60.44	$48.81

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF
Statements of Operations (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period May 20, 2024 (Date of Seeding) to September 30, 2024
Expenses
Sponsor fee, related party	$115,882	$21,557	$226,842	$21,557
Total expenses	115,882	21,557	226,842	21,557
Sponsor fee waiver, related party	(18,390)	(21,557)	(129,350)	(21,557)
Net expenses	97,492	—	97,492	—
Net investment loss	(97,492)	—	(97,492)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Ether sold for redemption of shares	9,505,163	(1,838,369)	3,689,560	(1,838,369)
Ether distributed for Sponsor fee, related party	12,350	—	12,350	—
Net realized gain (loss) on investment in ether	9,517,513	(1,838,369)	3,701,910	(1,838,369)

Net change in unrealized appreciation (depreciation) from investment in ether	76,792,729	(10,815,249)	40,956,880	(10,580,632)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	86,310,242	(12,653,618)	44,658,790	(12,419,001)

Net increase (decrease) in net assets resulting from operations	$86,212,750	$(12,653,618)	$44,561,298	$(12,419,001)

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF
Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period May 20, 2024 (Date of Seeding) to September 30, 2024
Net increase (decrease) from operations
Net investment loss	$(97,492)	$—	$(97,492)	$—
Net realized gain (loss) from investment in ether	9,517,513	(1,838,369)	3,701,910	(1,838,369)
Net change in unrealized appreciation (depreciation) from investments in ether	76,792,729	(10,815,249)	40,956,880	(10,580,632)
Net increase (decrease) in net assets resulting from operations	86,212,750	(12,653,618)	44,561,298	(12,419,001)

Capital Share transactions
Contributions for shares issued	101,222,941	75,670,495	121,429,228	85,770,495
Withdrawals for shares redeemed	(39,822,141)	(9,427,400)	(46,472,459)	(9,527,400)
Net increase in capital share transactions	61,400,800	66,243,095	74,956,769	76,243,095
Net increase in net assets	147,613,550	53,589,477	119,518,067	63,824,094

Net assets:
Beginning of period	118,333,419	10,234,617	146,428,902	—
End of period	$265,946,969	$63,824,094	$265,946,969	$63,824,094

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Schedule of Investment

September 30, 2025 (Unaudited)	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	64,424.51	$214,839,082	$265,990,778	100.02%
Liabilities in Excess of Other Assets			(43,809)	(0.02)%
Net Assets			$265,946,969	100%

December 31, 2024	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in ether	43,935.83	$136,234,086	$146,428,902	100.00%
Liabilities in Excess of Other Assets			—	—%
Net Assets			$146,428,902	100.00%

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements
September 30, 2025

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of September 30, 2025 and December 31, 2024, the Trust did not hold cash.

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)
September 30, 2025

The following is a summary of the fair value hierarchy as of September 30, 2025, and December 31, 2024:

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$265,990,778	$—	$—	$265,990,778

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$146,428,902	$—	$—	$146,428,902

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH purchased	34,046.58	121,429,228
ETH sold	(13,557.90)	(46,526,142)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	40,956,880
Net realized gain on investment in ETH	—	3,701,910
Ending balance as of September 30, 2025	64,424.51	$265,990,778

	ETH	Fair Value
Beginning balance as of May 20, 2024(a)	—	$—
ETH purchased	49,793.94	154,052,853
ETH sold	(5,858.11)	(16,251,349)
Net unrealized appreciation (depreciation) from investment in ETH	—	10,194,816
Net realized loss on investment in ETH	—	(1,567,418)
Ending balance as of December 31, 2024	43,935.83	$146,428,902

(a)	Date of seeding, the Trust did not hold any ETH as of May 20, 2024.

D.	Ether

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
September 30, 2025

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended September 30, 2025, and September 30, 2024, nine months ended September 30, 2025, and for the period May 20, 2024 (Date of Seeding) to September 30, 2024, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. For the period from July 23, 2024 through July 22, 2025, the Sponsor waived the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) from the Sponsor Fee. The Sponsor from time to time will sell ETH, which may be facilitated by one or more liquidity providers and/or the ETH Custodians, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)
September 30, 2025

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 2,000 shares at a per-Share price of $50 on May 20, 2024. On June 25, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of 200,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 2,929.06 ETH. As of September 30, 2025 and December 31, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 9% and 13%, respectively, of net assets.

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

Share and capital activity is as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		For the Period May 20, 2024 (Date of Seeding) to September 30, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	3,250,000	$151,357,473	200,000	$10,000,000	3,000,000	$137,801,504	—	$—
Shares issued	1,800,000	101,222,941	1,725,000	75,670,495	2,325,000	121,429,228	1,927,000	85,770,495
Shares redeemed	(650,000)	(39,822,141)	(250,000)	(9,427,400)	(925,000)	(46,472,459)	(252,000)	(9,527,400)
End of period	4,400,000	$212,758,273	1,675,000	$76,243,095	4,400,000	$212,758,273	1,675,000	$76,243,095

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)
September 30, 2025

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of ETH, which creates a concentration risk associated with fluctuations in the value of ETH due to a number of factors. Accordingly, a decline in the value of ETH will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ETH include high volatility, which could have a negative impact on the performance of the Trust. ETH platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the ethereum network. The slowing or stopping of the development or acceptance of the ethereum network may adversely affect an investment in the Trust. The price of ETH on the ETH market has exhibited periods of extreme volatility. Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of ETH represented by the Shares may decline over time. ETH with a fair value of $265,990,778 and $146,428,902 were held by the ETH Custodians at September 30, 2025 and December 31, 2024, respectively.

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
September 30, 2025

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment income (loss) and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period May 20, 2024 (Date of Seeding) to September 30, 2024
Net asset value per share, beginning of period	$36.41	$51.17	$48.81	$50.00

From investment operations:
Net investment loss(a)	(0.02)	—	(0.03)	—
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in ether(b)	24.05	(13.07)	11.66	(11.90)
Net increase (decrease) resulting from operations	24.03	(13.07)	11.63	(11.90)

Net asset value per share, end of period	$60.44	$38.10	$60.44	$38.10

Total return(c)	66.00%	(25.54)%	23.83%	(23.80)%

Ratios to average net assets(d)
Expenses before fee waiver	0.20%	0.20%	0.20%	0.20%
Expenses after fee waiver	0.17%	0.00%	0.09%	0.00%
Net investment loss	(0.17)%	0.00%	(0.09)%	0.00%

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(c)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(d)	Annualized.

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

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Trust is administered by the Trust Agreement, among the Sponsor and, the Trustee. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $118,333,419 at June 30, 2025 to $265,946,969 at September 30, 2025, a 124.74% increase. The increase in the Trust’s NAV resulted primarily from an increase in the price of ETH, which increased 66.09% from $2,486 at June 30, 2025 to $4,129 at September 30, 2025. The number of Shares outstanding also increased from 3,250,000 Shares at June 30, 2025 to 4,400,000 Shares at September 30, 2025, a net result of 1,800,000 Shares (72 Baskets) being created and 650,000 Shares (26 Baskets) being redeemed during the period.

The 66.00% increase in the NAV per Share from $36.41 at June 30, 2025 to $60.44 at September 30, 2025 is directly related to the 66.09% increase in the price of ETH during this period.

The NAV per Share of $70.58 on August 22, 2025, was the highest during the quarter, compared with a low during the quarter of $35.38 on July 1, 2025.

Net increase in net assets resulting from operations for the quarter ended September 30, 2025, was $86,212,750 resulting from a net unrealized appreciation on investment in ETH of $76,792,729, a net realized gain of $9,505,163 on ETH sold for the redemption of Shares, a net realized gain of $12,350 from ETH sold to pay expenses during the quarter, and a net investment loss of $97,492. Other than the Sponsor Fee of $97,492, the Trust has no other expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s NAV increased from $146,428,902 at December 31, 2024 to $265,946,969 at September 30, 2025, an 81.62% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 3,000,000 Shares at December 31, 2024 to 4,400,000.00 Shares at September 30, 2025, a net result of 2,325,000 Shares (93 Baskets) being created and 925,000 Shares (37 Baskets) being redeemed during the period. In addition, the price of ETH increased 23.88% from $3,333 at December 31, 2024 to $4,129 at September 30, 2025.

The 23.83% increase in the NAV per Share from $48.81 at December 31, 2024 to $60.44 at September 30, 2025 is primarily related to the 23.88% increase in the price of ETH during this period.

The NAV per Share of $70.58 on August 22, 2025, was the highest during the nine months, compared with a low during the nine months of $21.45 on April 8, 2025.

Net increase in net assets resulting from operations for the nine months ended September 30, 2025, was $ 44,561,298 resulting from a net change in unrealized appreciation on investment in ETH of $40,956,880, a net realized gain of $3,689,560 on ETH sold for the redemption of Shares, a net realized gain of $12,350 from ETH sold to pay expenses during the period, and a net investment loss of $97,492. Other than the Sponsor Fee of $97,492, the Trust has no other expenses during the period.

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

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ETH, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ETH. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ETH’s history, including in 2017-2018 and in 2021-2022. Digital asset prices have continued to fluctuate in 2025. For example, ETH lost approximately 20% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ETH) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

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

Digital Asset Treasury Companies Risk

Recently, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ETH.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ETH, when prices are rising and they may sell such assets when prices are decreasing, potentially making ETH more expensive in a rising market and then causing downward pressure on ETH prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ETH. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ETH. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of ETH (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect Shareholders, the price of ETH and/or the Trust's operations.

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

The ETH market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ETH trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of ETH on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all.

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

The Ethereum network, including the cryptographic and algorithmic protocols associated with the operation of the Ethereum Blockchain, has only been in existence since 2015, and ETH markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

•	Digital assets, including ETH, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.
•	Digital asset networks are dependent upon the internet. A disruption of the internet, or major telecommunications and internet service providers, or a digital asset network, such as the Ethereum network, could affect the ability to transfer digital assets, including ETH, and, consequently, could negatively impact their value. In addition, data center hosting and cloud services providers play a crucial role in the global Internet economy. Many of the Trust’s service providers conduct their business operations and processes using cloud providers and third-party data center hosting facilities, including Amazon Web Services, Google Cloud, Microsoft Azure, and other cloud services. In October 2025, news outlets reported that Amazon Web Services and Microsoft Azure both suffered significant service interruptions which caused disruptions to some of their cloud services customers. Any disruptions or failures of the Sponsor’s systems or the third-party hosting facility or cloud services that the Sponsor uses, or may use in the future, or of the Trust’s service providers’ systems or the third party hosting facilities or cloud services that they use, or may use in the future, including as a result of a natural disaster, fire, cyberattack, act of terrorism, geopolitical conflict, pandemic, the effects of climate change, or other catastrophic event, as well as power outages, service disruptions or interruptions, scheduled or unscheduled downtime, software or hardware defects, telecommunications infrastructure outages, a decision to close such facilities or cease providing such services, or other problems with the Sponsor’s or a Trust service provider’s systems or third-party data center hosting or cloud providers that the Sponsor or a Trust service provider uses, or may use in the future, such as a failure to meet service standards, could severely impact the Trust’s or Sponsor’s ability to conduct business operations, such as creation and redemption processes or deposits or withdrawals into the Trust’s custodial accounts, any of which could materially adversely affect the Trust’s operations or cause losses to the Trust’s Shareholders.

•	Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.
•	The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. The core developers may not agree among themselves about the direction of the network. If disagreement among the core developers causes some of them to abandon or cease participation in the development of the Ethereum Blockchain, whether for other blockchain or digital asset networks or protocols or to pursue other activities, the value of ethereum could be negatively affected.
•	An “Ethereum Client” is a software application that implements the Ethereum network specification and communicates with the Ethereum network. Following the Merge, an Ethereum Client consists of two software programs, an Execution Client and a Consensus Client. Becoming a validator requires downloading additional software in addition to the Execution Client and Consensus Client. Each node must download the Ethereum Client and then connects to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to new changes that may adversely affect the value of ethereum. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.
•	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
•	As the Ethereum network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of ethereum’s global development community. Like all software, the Ethereum network is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors. For example, in July 2016, the Ethereum network underwent a hard fork to reverse the effects of a hack in which an unknown attacker drained funds from one account into an account controlled by the hacker. This hard fork resulted in the creation of a new digital asset network called Ethereum Classic. This hard fork was contentious, and as a result some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network, as could constituencies adversely impacted by any contentious hard forks that take place in the future.
•	Many digital asset networks, including the Ethereum network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ethereum.
•	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “-A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptography underlying the Ethereum network or ethereum as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic

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

•	In December 2020, the Ethereum network launched a validator registry, referred to as the Beacon Chain, to commence an upgrade called Ethereum 2.0. Ethereum 2.0 was intended to be a new iteration of the Ethereum network that would change the Ethereum network’s consensus mechanism from proof-of-work to proof-of-stake and incorporate the use of sharding. The launch of Beacon Chain was intended to allow nodes to conduct staking transactions to test the new consensus mechanism. Upon its launch, Beacon Chain co-existed in parallel, but separately from, the main Ethereum network at the time (or “mainnet”), which was based on proof-of-work. On September 15, 2022, the proof-of-work-based Ethereum mainnet merged into the Beacon Chain and its proof-of-stake-based consensus system, integrating and unifying both networks into a single proof-of-stake-based Ethereum network (known also as the “Merge”). This upgraded network is referred to as Ethereum rather than Ethereum 2.0. A blockchain protocol’s consensus mechanism is a critical feature of its source code, and any failure to achieve the expected benefits or widespread adoption of the major structural changes to the core consensus mechanism of the Ethereum network contemplated as part of Ethereum 2.0 could have a material adverse effect on the value of ethereum and the value of the Shares.
•	The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ethereum as well as other Ethereum network protocols. For example, the Ethereum network has on several occasions reduced the quantity of new ETH rewarded per block or altered the outstanding supply of ethereum (such as by introducing burning of base fees paid to the protocol) and may make additional changes in the future. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the Ethereum network and price of ETH.
•	Software applications running on top of the Ethereum network (often referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) and smart contract developers depend on being able to obtain ethereum to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ETH in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for ETH. ETH’s price volatility (particularly where ETH prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum Blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ethereum could be negatively affected.
•	As of the date of this Report, the largest 100 ETH wallets held a substantial amount of the outstanding supply of ETH and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ETH, even if each wallet individually only holds a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of ETH.

Moreover, because digital assets, including ETH, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 650,000 Shares (26 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

07/01/25 to 07/31/25	-	$-
08/01/25 to 08/31/25	225,000	57.81
09/01/25 to 09/30/25	425,000	63.00
Total	650,000	$61.27

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

Date: November 13, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.