Form 10-K
period 2025-12-31
VanEck Ethereum ETF
filed 2026-03-30
CIK 1860788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the shares of VanEck Ethereum ETF held by non-affiliates was approximately $118,333,419.

As of February 28, 2026, the Registrant had 3,775,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

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

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ETH as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Ethereum blockchain.

●	Due to the nature of private keys, ETH transactions are irrevocable and stolen or incorrectly transferred ETH may be irretrievable. As a result, any incorrectly executed ETH transactions could adversely affect an investment in the Trust.

●	The value of the Shares relates directly to the value of ETH, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The MarketVector Ethereum Benchmark Rate (the “Index”) has a limited history, the Index price could fail to track the global ETH price, and a failure of the Index price could adversely affect the value of the Shares.
iii

●	The Index price used to calculate the value of the Trust’s ETH may be volatile, adversely affecting the value of the Shares.

●	Security threats to the Trust’s accounts with the Gemini Trust Company, LLC (the “ETH Custodian”) or Coinbase Custody Trust Company, LLC (the “Additional ETH Custodian”) could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Due to the unregulated nature and lack of transparency surrounding the operations of ETH trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of ETH and, consequently, the value of the Shares.

●	Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ETH or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ETH, mining activity, digital wallets, the provision of services related to trading and custodying ETH, the operation of the Ethereum network, or the digital asset markets generally.

●	The holders of Shares (the “Shareholders”) do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “CEA”).

●	If regulatory changes or interpretations of a financial firm that is authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”), a third party selected by the Sponsor to purchase ETH from (such third party, a “Liquidity Provider”), the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a money service business under the regulations promulgated by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

●	The treatment of digital currency for U.S. federal income tax purposes is uncertain.

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.
iv

v

PART I

Item 1. Business.

Summary

The VanEck Ethereum ETF (the “Trust”) was formed as a Delaware statutory trust on March 1, 2021. The Trust operates pursuant to the Second Amended and Restated Declaration of Trust and Trust Agreement dated as of July 28, 2024 (the “Trust Agreement”). The purpose of the Trust is to own ETH transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist primarily of ETH held by a third-party custodian.

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

The Trust’s net asset value (“NAV”) was $157,578,941 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust were 3,625,000 at December 31, 2025.

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

The Trust sells or redeems its Shares in Baskets that are based on the amount of ETH represented by the Basket being created, the amount of ETH being equal to the combined NAV of the number of Shares included in the Basket (net of the accrued but unpaid remuneration due the Sponsor (“Sponsor Fee”) and any accrued but unpaid expenses or liabilities not assumed by the Sponsor). The Trust conducts subscriptions and redemptions in cash or in-kind.

For a subscription in cash, the Authorized Participant’s subscription for Shares shall be in the amount of cash needed to purchase the amount of ETH represented by the Basket being created, as calculated by the Administrator based on the Index or the other valuation policies described in the prospectus relating to the offering of the Shares. The AP will deliver the cash to the Trust’s account at the Cash Custodian, which the Sponsor will then use to purchase ETH from a third party selected by the Sponsor who (1) is not the Authorized Participant and (2) will not be acting as an agent, nor at the direction, of the Authorized Participant with respect to the delivery of ETH to the Trust in connection with such cash creation (such third party, a “Liquidity Provider”). For a redemption in cash, the Sponsor shall arrange for the ETH represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds to be distributed from the Trust’s account at the Cash Custodian to the Authorized Participant in exchange for their Shares. For an “in-kind” subscription, Authorized Participants will deliver, or arrange for the delivery by the Authorized Participant’s designee of, ETH to the Trust’s Custody Account with the ETH Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust through the ETH Custodian, will deliver ETH to such Authorized Participants, or a designee thereof, in exchange for their Shares.

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

ETH Value

The value of ETH is determined by the value that various market participants place on ETH through their transactions. The most common means of determining the value of an ETH is by surveying one or more ETH trading platforms where ETH is traded publicly and transparently. The price of ETH on the ETH market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. As of February 27, 2026, the price of ETH has decreased to $1,922.54. (source: Coinbase).

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

The MarketVector Ethereum Benchmark Rate

MarketVector is the index sponsor and index administrator for the MarketVectorTM Ethereum Benchmark Rate (“MarketVector Ethereum Benchmark Rateˮ or “Indexˮ.) MarketVector is a wholly-owned subsidiary of VanEck. MarketVector is the calculation agent for the MarketVector Ethereum Benchmark Rate and an affiliate of VanEck.

The MarketVector Ethereum Benchmark Rate is a U.S. dollar-denominated composite reference rate for the price of ETH. The Index is calculated daily between 00:00 and 24:00 (ET) and the Index values are disseminated to data vendors. The Index is disseminated in U.S. dollars and the closing and intraday value is calculated over twenty three-minute intervals pursuant to a methodology referred to as an equal-weighted average of the volume-weighted median price.

The MarketVector Ethereum Benchmark Rate is designed to be a robust price for ETH in U.S. dollars. There is no component other than ETH in the Index. The underlying trading platforms are sourced from the industry leading BITA Exchange Ranking report, which is issued by BITA GmbH. BITA GmbH (“BITA”) is a Germany-based fintech company that provides enterprise-grade indexes, data and infrastructure to institutions operating in the passive and quantitative investment spaces. Active in the digital asset industry since 2018, BITA GmbH provides crypto calculation, index administration and infrastructure solutions to financial institutions globally. BITA reviews various trading exchanges and analyzes such exchanges to determine whether the exchanges should be approved as a data source (approved exchanges are referred to by BITA as “whitelisted”). BITA’s methodology for evaluating exchanges utilizes a combination of qualitative and quantitative metrics to analyze a comprehensive data set, covering five categories of evaluation. The categories of evaluation include regulatory stability, liquidity, data quality, technology and usability. BITA evaluates each category of each exchange with respect to each different digital asset, with different weights assigned to each category to arrive at a “total score” for each exchange. BITA then ascribes a rating to each exchange and determines the minimum total score for an exchange to be included in each pricing index. Each qualifying exchange is then ranked by BITA according to their “total score” to determine their BITA ranking, which determines the weighting of such exchange in the MarketVector Ethereum Benchmark Rate. The BITA Exchange Ranking report provides a framework for assessing risk of each trading platform and brings transparency and accountability to a rapidly evolving market and industry. Based on the BITA Exchange Ranking report, MarketVector initially selects the top five trading platforms by rank for inclusion in the MarketVector Ethereum Benchmark Rate. If an eligible trading platform is downgraded by two or more notches in a semi-annual review and is no longer in the top five by rank, it is replaced by the highest ranked non-component trading platform. Adjustments to exchange coverage are announced four business days prior to the first business day of each of June and December at 23:00 CET. The MarketVector Ethereum Benchmark Rate is rebalanced at 16:00:00 ET on the last trading day of each of May and November. The current exchange composition of the MarketVector Ethereum Benchmark Rate is Coinbase, Crypto.com, Gemini, Kraken and OKX.

As noted above, the MarketVector Ethereum Benchmark Rate is disseminated in USD and the closing and intraday value is calculated over twenty three-minute intervals pursuant to a methodology referred to as an equal-weighted average of the volume-weighted median price. In other words, MarketVector Ethereum Benchmark Rate seeks to provide the average price that ETH has traded at during the past hour. This is calculated as the average of the volume-weighted median price on the constituent platforms of each of the twenty three-minute intervals, as displayed below: Volume-weighted median price of ETH for each three minute period (20 total) / 20 = MarketVector Ethereum Benchmark Rate price. When determining the volume-weighted median price during a three minute period, the highest and lowest contributed prices from the five constituent platforms are removed and the volume-weight median is derived from the contributed prices of the other three exchanges. Using twenty consecutive three-minute segments over a sixty-minute period means malicious actors would need to sustain efforts to manipulate the market over an extended period of time, or would need to replicate efforts multiple times across exchanges, potentially triggering review. This extended period also supports Authorized Participant activity by capturing volume over a longer time period, rather than forcing Authorized Participants to mark an individual close or auction. The use of a median price reduces the ability of outlier prices to impact the NAV, as it systematically excludes those prices from the NAV calculation. The use of a volume-weighted median (as opposed to a traditional median) serves as an additional protection against attempts to manipulate the NAV by executing a large number of low-dollar trades, because, any manipulation attempt would have to involve a majority of global spot ETH volume in a three-minute window to have any influence on the NAV. As discussed herein, removing the highest and lowest prices further protects against attempts to manipulate the NAV, requiring bad actors to act on multiple exchanges at once to have any ability to influence the price.

Net Asset Value Determinations

NAV means the total assets of the Trust which shall consist solely of ETH and cash, less total liabilities of the Trust. The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the ETH Custodian’s accounts on a market approach, determined on a daily basis in accordance with the MarketVector Ethereum Benchmark Rate price at 4:00 p.m. Eastern Time (“ET”).

The Trust’s NAV per Share is calculated by:

●	taking the current market value of its total assets;
●	subtracting any liabilities; and
●	dividing that total by the total number of outstanding Shares.

The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. ET and generally no later than 8:00 p.m. ET). The pause between 4:00 p.m. ET and 5:30 p.m. ET (or later) provides an opportunity to detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor will monitor for significant events related to crypto assets that may impact the value of ETH and will determine in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s ETH on a given day (e.g., if the MarketVector Ethereum Benchmark Rate is not available the Sponsor). In certain circumstances, the Sponsor will determine whether to fair value the Trust’s ETH on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVector Ethereum Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor may also fair value the Trust’s ETH using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s ETH using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.).

Accordingly, the NAV of the Trust may reflect the fair value of ETH rather than the ETH market prices on certain exchanges at 4:00 p.m. ET. Fair value pricing involves subjective judgements and it is possible that a fair value determination for ETH or other assets is materially different than the value that could be realized upon the sale of such ETH or asset. In addition, fair value pricing could result in a difference between the prices used to calculate the Trust’s NAV and the prices used by the MarketVector Ethereum Benchmark Rate.

Intraday Indicative Value

The Sponsor, in conjunction with the Administrator, will work in good faith to determine the fair value and the correct calculation of the Trust’s NAV. In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, ICE Data Indices, LLC will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated by taking creation unit holdings and updating that value throughout the trading day to reflect changes in the price of ETH; this value is then divided by the numbers of Shares per creation unit in order to calculate an IIV on a “per Share” basis.

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

The Ethereum Custodian

Gemini Trust Company, LLC serves as the Trust’s ETH Custodian and is a fiduciary under § 100 of the New York Banking Law. The ETH Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the agreement which establishes the rights and responsibilities the ETH Custodian, the Sponsor and the Trust with respect to the custody of the Trust’s ETH (the “Custody Agreement”). The ETH Custodian has its principal office at 315 Park Ave South, Floor 16, New York, NY 10010.

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

The Trust’s Fees and Expenses

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. For the period from July 23, 2024 through July 22, 2025, the Sponsor waived the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator makes its determination regarding the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues in U.S. dollars daily and is payable monthly in arrears in ETH on, or by, the tenth business day of the next month in respect of the prior month. Each month, the Administrator calculates the Sponsor Fee for each day of the month, resulting in a cumulative total in U.S. dollars, which the Administrator then calculates the ETH equivalent of by reference to the Index as of the date of calculation, and the Sponsor shall then withdraw the corresponding amount of ETH from the Trust’s ETH Account in payment of the Sponsor Fee. The Sponsor has agreed to pay all ordinary operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee.

For extraordinary expenses not covered in the previous sentence, the Sponsor shall pay these expenses as they become due and seek contemporaneous reimbursement from the Trust in the form of ETH at the time of payment. For extraordinary expenses denominated in dollars, the Sponsor shall convert the expense amounts into ETH at the Index price on the date the Sponsor seeks such reimbursement from the Trust, and shall withdraw the corresponding amounts of ETH from the Trust as reimbursement for paying such extraordinary expenses of the Trust. For extraordinary expenses denominated in ETH, if any, the Sponsor shall withdraw the corresponding amounts of ETH from the Trust as reimbursement for paying such extraordinary expenses. Neither the Trust nor the Shareholders shall be responsible for any fees and expenses, including any Ethereum network fees, incurred by the Sponsor to withdraw ETH from the Trust’s ETH Account in connection with payment of the Sponsor Fee or Trust expenses not assumed by the Sponsor, or to convert such ETH, once withdrawn, into cash (if applicable). The Sponsor will sell ETH which may be facilitated by one or more Liquidity Providers and/or the ETH Custodian or an affiliate thereof, in connection with the termination of the Trust and the liquidation of the Trust’s ETH holdings, which the Sponsor shall do at a price which it is able to obtain through commercially reasonable efforts, and arrange for the distribution of the cash proceeds to the Trust’s Shareholders and creditors (if any). Accordingly, the amount of ETH held by the Trust may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of ETH. In addition, the Sponsor may, at its sole discretion, and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor Fee, Shareholders will be notified in a prospectus supplement, in the Trust’s periodic Exchange Act reports and/or on the Trust’s website.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust of the amount of ETH represented by the Baskets being created, or an amount of cash sufficient to purchase such amount of ETH, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. ET on the day the order to create Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Trust of the amount of Shares represented by the Basket. The Authorized Participants will deliver cash or ETH to create Shares and will receive cash or ETH when redeeming Shares. For a redemption in cash, the Sponsor shall arrange for the ETH represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds to be distributed from the Trust’s account at the

Cash Custodian to the Authorized Participant. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Nonco LLC, Virtu Financial Singapore Pte., JSCT, LLC and Cumberland DRW LLC Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. For an “in-kind” subscription, Authorized Participants will deliver, or arrange for the delivery by the Authorized Participant’s designee of, ETH to the Trust’s account with the ETH Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust through the ETH Custodian, will deliver ETH to such Authorized Participants, or a designee thereof, in exchange for their Shares.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) participants in the Depository Trust Company (“DTC”) such as banks, brokers, dealers and trust companies (“DTC Participants”). Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC and FINRA withdrew their 2019 joint statement regarding broker-dealer custody of crypto asset securities, which was widely perceived as prohibiting broker-dealers from offering custodial services for crypto assets that are not securities. Additionally, on the same day, the SEC released a set of Frequently Asked Questions (FAQs) clarifying its views on broker-dealers’ crypto asset activities. The FAQs stated that (i) SEC Rule 15c3-3 applies only to crypto asset securities, and (ii) broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products.

To become an Authorized Participant, a person must enter into an agreement with the Sponsor and the Trustee that provides the procedures for the creation and redemption of Baskets (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or facilitation of the delivery, of the ETH required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust or the Sponsor (as the case may be), without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits (directly in the case of cash creations and indirectly in the case of ETH deposits) with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Currently, creation orders are accepted in cash or in-kind. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading (“Business Day”). Purchase orders must be placed by the order cut-off time for a purchase order on a Business Day (the “Creation Order Cut-Off Time”). The Creation Order Cut-Off Time is 3:59:59 p.m. ET on a trade date or as otherwise communicated by the Sponsor. The day on which an order is received by the Transfer Agent is considered the purchase order date.

Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Transfer Agent the nonrefundable transaction fee due for the creation order to offset the transfer and other transaction costs associated with the issuance of the Basket. Authorized Participants may not withdraw a creation request. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a creation order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian or ETH with the ETH Custodian. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled.

For a cash creation, the total deposit of cash required to create each Basket is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the trade date for a purchase order (the “Creation Trade Date”), following receipt of the purchase order from the Authorized Participant, the Trust shall, in its sole discretion, select a Liquidity Provider and execute a trade to purchase ETH from that Liquidity Provider in the amount of the total deposit required to create each Basket (“Basket Deposit”) (the calculation of which is explained below), with the purchased ETH to be delivered by the Liquidity Provider on the settlement date for a purchase order (which shall be the Business Day immediately following the trade date unless the Trust, Sponsor, Authorized Participant agree to a different date) (the “Creation Settlement Date”) in exchange for a cash price to be delivered by the Trust on Creation Settlement Date. The Liquidity Provider, not the Authorized Participant, shall be responsible for delivering ETH to the Trust. The Authorized Participant shall be responsible for delivering cash to the Trust.

For an in-kind creation, following an Authorized Participant’s placement of a purchase order, the Trust’s ETH Custodian account must be credited with the required ETH by the end of the business day following the purchase order date, or in the case of cash deposits, the Trust’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. If the Authorized Participant or its designee fails to consummate the foregoing, the order shall be cancelled. Upon receipt of the ETH deposit amount in the Trust’s ETH Custodian account, in the case of in-kind creations, or the cash deposit amount in the Trust’s Cash Custodian account, in the case of cash creations, the Trust will notify the Transfer Agent to release the shares to the Authorized Participant by directing DTC to credit the number of Shares created to the applicable DTC account.

No Shares will be issued unless and until the ETH Custodian (in the case of in-kind deposits) or Cash Custodian (in the case of cash deposits) has informed the Transfer Agent that the ETH or cash (as applicable) has been received. Disruption of services at the ETH Custodian would have the potential to delay settlement of the ETH related to Share creations. To the extent a Liquidity Provider, is not able to deliver ETH associated with a cash purchase order as of a specified time on the settlement date, the Authorized Participant will have the option to cancel the order, or the Sponsor may select an alternative execution method for the ETH purchase. To the extent that ETH transfers in connection with a creation order are delayed due to congestion or other issues with the Ethereum network, such ETH will not be held in cold storage in until such transfers can occur.

Ethereum held in the Trust’s ETH Custodian account is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Required Deposits

The “Basket Cash Component” changes from day to day. To determine the Basket Cash Component, the Administrator starts by determining the number of ETH held by the Trust as of the opening of business on that trade date, and subtracts the amount of ETH constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that trade date. For the purposes of the computation of the Basket Deposit, the ETH quantity is displayed to the hundred millionth. Second, this figure, in ETH, is divided by the quotient of the number of Shares outstanding at the opening of business on the trade date divided by 25,000. This produces the Basket Deposit, which is the number of ETH attributable to each Basket as of the opening of business on the trade date. Third, the resulting ETH amount is then valued, in cash, at the Index calculated on trade date, or in accordance with the other valuation policies described in the Registration Statement if the Index is not available. This produces the Basket Cash Component. The Basket Deposit, and the Basket Cash Component, so determined is communicated via electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Deposit determined by the Administrator as indicated above.

In the case of cash creation only, by the end of day ET (or such other time as the parties may agree) on the trade date for a purchase order, the Administrator will calculate and transmit the (1) the Basket Cash Component, (2) an amount of cash sufficient to pay any applicable transaction fee, redemption fee and any additional fixed and/or variable charges, costs, taxes, or expenses, applicable to creation orders or redemption orders effected fully in cash (the “Cash Amount”), and (3) any amount by which the actual cash purchase price of the ETH from the Liquidity Provider exceeds the adjusted Basket Cash Component (“Purchase Slippage”), to the Authorized Participant (collectively, the Basket Cash Component, the Cash Amount, and the Purchase Slippage, the “Required Cash Creation Total”), which the Authorized Participant shall be responsible for delivering in cash on the Creation Settlement Date to the Trust’s account at the Cash Custodian ETH in cleared, immediately available funds by 1:00 p.m. ET. The Trust acknowledges that, if the actual cash purchase price of ETH from the Liquidity Provider is below the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Creation Total shall be reduced accordingly.

In the case of an in-kind creation only, by the end of day Eastern Standard Time (or such other time as the parties may agree) on Creation Trade Date, the Administrator will calculate and transmit the Creation Basket Deposit, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in ETH on Creation Settlement Date to the Trust’s Custodian Account.

Delivery of Required Deposits

For a cash creation, on the Creation Settlement Date, the Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of this Report. In the case of a cash creation only, the Trust shall instruct the Cash Custodian to transfer the cash proceeds to the Trust’s Fiat Account. The Liquidity Provider delivers ETH to the Trust’s Clearing Account in exchange for the cash purchase price, a delivery facilitated by the ETH Custodian under the Clearing Agreement. Upon settlement by the ETH Custodian, in its capacity as the provider of Clearing Services pursuant to the Clearing Agreement, of the ETH purchase from the Liquidity Provider and the deposit of ETH in the Trust’s

Clearing Account, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by 1:00 p.m. Eastern time on the Creation Settlement Date and the Creation Order is settled. If the ETH purchase transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Required Cash Creation Total less the Cash Amount to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase ETH, in which case the Authorized Participant agrees and acknowledges it is responsible for any Purchase Slippage and Cash Amount relating to such alternative execution method. The expense and risk of delivery and ownership of cash until such cash has been received in immediately available, cleared federal funds by the Cash Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

For an in-kind creation, on the Creation Settlement Date, the Authorized Participant or its designee shall deposit the amount of ETH specified in the Creation Basket Deposit in the Trust’s account at the ETH Custodian by 1:00 p.m. Eastern time. Upon settlement by the ETH Custodian, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by close of business on the Creation Settlement Date and the Creation Order shall be settled. If the ETH deposit transaction between the Trust and the Authorized Participant or its designee fails to settle, the Authorized Participant shall have the option to cancel the Creation Order, in which case the Trust will return the Creation Basket Deposit to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase ETH, in which case the Authorized Participant agrees and acknowledges it is responsible for providing any Basket Cash Component, plus any Purchase Slippage and Cash Amount, relating to such alternative execution method. The expense and risk of delivery and ownership of ETH until such ETH has been credited to the Trust’s Custody Account by the ETH Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on ETH or cash being removed from the Trust’s ETH Custodian or Cash Custodian account. Currently, redemption orders are processed in cash or ETH. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the order cut-off time for an order on a Business Day (the “Redemption Order Cut-Off Time”). The Redemption Order Cut-Off Time is 3:59:59 p.m. ET on a trade date or as otherwise communicated by the Sponsor. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

For a cash redemption, on the trade date for a Redemption Order (the “Redemption Trade Date”), following receipt of the Redemption Order from the Authorized Participant, the Trust shall instruct the ETH Custodian to move the ETH in the amount of the Basket Deposit out of the Trust’s account at the ETH Custodian into the Trust’s Clearing Account. On the

Redemption Trade Date, the Trust in its sole discretion, shall select a Liquidity Provider and execute a trade to sell the ETH in exchange for cash to be delivered on the settlement date for a Redemption Order (which shall be the Business Day immediately following the Redemption Trade Date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Redemption Settlement Date”). The Liquidity Providers as of the date of this Prospectus, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Nonco LLC, Virtu Financial Singapore Pte., JSCT, LLC and Cumberland DRW LLC. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. The Redemption Settlement Date shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Liquidity Provider, not the Authorized Participant, shall be responsible for purchasing ETH from the Trust. By placing a Redemption Order, an Authorized Participant agrees to facilitate the delivery of the Basket of Shares.

For an in-kind redemption transaction with the Trust, on the Redemption Trade Date, the Trust shall instruct the ETH Custodian to deliver ETH to the Authorized Participant or its designee on the Redemption Settlement Date. The Redemption Settlement Date, in the case of an in-kind redemption order, shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Authorized Participant, or its designee, shall be responsible for receiving ETH from the Trust in the case of an in-kind redemption order.

Once the Transfer Agent notifies the ETH Custodian or Cash Custodian (as applicable), the Sponsor and the Administrator that the Shares have been received in the Trust’s DTC account, the Administrator shall instruct the ETH Custodian or Cash Custodian (as applicable) to transfer the redemption ETH or cash amount from the Trust’s ETH Custodian or Cash Custodian account to the Authorized Participant.

ETH held in the Trust’s ETH Account is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Redemption Distribution

By 8:00 p.m. ET (or such other time as the parties may agree) on the Redemption Trade Date, in the case of a cash Redemption Order, the Administrator will calculate the Required Cash Redemption Total that the Trust is responsible for delivering in cash on Redemption Settlement Date to the Authorized Participant’s designated bank account. The Required Cash Redemption Total consists of (1) Basket Cash Component, minus (2) the Cash Amount, and minus (3) any Redemption Slippage The Trust acknowledges that, if the actual cash sale price realized from selling ETH to the Liquidity Provider is above the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Redemption Total shall be increased accordingly.

By 8:00 p.m. Eastern Standard Time (or such other time as the parties may agree) on Redemption Trade Date, in the case of an in-kind Redemption Order, the Administrator will calculate the Creation Basket Deposit that the Trust is responsible for delivering in ETH on Redemption Settlement Date to the Authorized Participant’s or its designee’s account at the ETH Custodian.

Delivery of Redemption Distribution

On the Redemption Settlement Date, in the case of a cash Redemption Order, the Liquidity Provider shall deliver cash to the Trust’s Fiat Account in exchange for ETH, as facilitated by the ETH Custodian under the Clearing Agreement. Upon settlement of the ETH sale by the Trust to the Liquidity Provider and the receipt of the Liquidity Provider’s cash in the Trust’s Fiat Account, the Trust shall instruct the Ethereum Custodian to transfer the cash to the Trust’s Cash Custodian account. The Trust then instructs the Transfer Agent to deliver the Authorized Participant’s Shares in the Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the Cash Custodian to transfer the Required Cash Redemption Total to the Authorized Participant’s designated bank account and the Redemption Order shall be settled. If the ETH sale transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its ETH and the Authorized Participant will retain the associated Shares and will not receive any cash, or the Sponsor may use an alternative execution method for the Trust to sell ETH, in which case the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. If the Trust’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will also be delayed.

On the Redemption Settlement Date, in the case of an in-kind Redemption Order, the Trust shall instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Creation Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the ETH Custodian to transfer the ETH in the Creation Basket Deposit to the Authorized Participant’s or its designee’s account at the SOL Custodian and the Redemption Order shall be settled. The Trust shall have no obligation to instruct the ETH Custodian to transfer ETH to the Authorized Participant or its designee unless and until the Trust’s DTC account has been credited with all of the Shares relating to the Creation Baskets to be redeemed. If the ETH transfer between the Trust’s ETH Custodian Account and the Authorized Participant’s or its designee’s ETH Custodian account fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its ETH and the Authorized Participant will retain the associated Shares and will not receive any ETH, or the Sponsor may use an alternative execution method for the Trust to sell ETH, in which case the Authorized Participant will receive cash, and the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. In the opinion of Clifford Chance US LLP, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes If the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter.

If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust might be classified as a partnership for U.S. federal income tax purposes. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Except as otherwise indicated, the remainder of this discussion assumes the correctness of the opinion of Clifford Chance US LLP, and that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket, the delivery of ETH to the Trust in exchange for a pro rata share of the underlying ETH represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the ETH held in the Trust will be the same as its tax basis and holding period for the ETH delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying ETH related to such Shares.

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

18

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of ETH by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, which are nondeductible.

Similar rules apply to certain miscellaneous itemized deductions of estates and trusts. In addition, deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

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
24

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
25

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

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 ether and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. The Federal Bureau of Investigation published an announcement that the Democratic People’s Republic of Korea (North Korea) was responsible for the theft of approximately $1.5 billion USD in virtual assets from cryptocurrency exchange, Bybit, on or about February 21, 2025.

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

We refer to the right to receive any benefits arising from a fork, airdrop (defined below), or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The only crypto asset to be held by the Trust will be ETH. The Trust has adopted the following procedures to address situations involving any fork, airdrop or similar event that results in the issuance of Incidental Rights or IR Virtual Currency that the Trust may receive. The Trust Agreement stipulates that if a fork occurs, the Sponsor shall determine which asset constitutes ETH and which network constitutes the Ethereum network, and the Sponsor will as soon as possible cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. Because the Trust will abandon any Incidental Rights and IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. Such Incidental Rights or IR Virtual Currency will not be taken into account for purposes of determining NAV. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency that is not ETH in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders. There can be no assurance as to whether or when the Sponsor would make such a decision, or when the Exchange will seek or obtain this approval, if at all.

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

A malicious actor may also obtain control over the Ethereum network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and miners accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Ethereum network, the risk that a malicious actor may be able to obtain control of the Ethereum network in this manner exists. Moreover, it is possible that a group of ethereum holders that together control more than 50% of outstanding ethereum are in fact part of the initial or core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding ethereum, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

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

MarketVector has relied upon ETH market data in developing its analysis of the ETH market. This analysis has informed MarketVector’s understanding of the ETH market, the design of the Trust and the design of the MarketVector Ethereum Benchmark Rate. The continued viability of the Trust relies upon access to accurate data, and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

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
38

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
39

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

The value of the Shares of the Trust are represented by the MarketVector Ethereum Benchmark Rate that may also be subject to momentum pricing due to speculation regarding future appreciation in value of ETH, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of ETH has resulted, and may continue to result, in speculation regarding future appreciation in the value of ETH, inflating and making the MarketVector Ethereum Benchmark Rate more volatile. As a result, ETH may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the MarketVector Ethereum Benchmark Rate and could adversely affect the value of the Trust.

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

If increases in throughput on the Ethereum network lag behind growth in usage of ETH, average fees and settlement times may increase considerably. The Ethereum network has been, at times, at capacity, which has led to increased transaction fees and decreased settlement speeds. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. Since April 30, 2023, ETH transaction fees have decreased from $9.52 per ETH transaction, on average, to a high of $3.83 per transaction, on average, on April 20, 2024. As of May 20, 2024, ETH transaction fees were $2.82 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ETH (e.g., micropayments), and could reduce demand for, and the price of, ETH, which could adversely impact the value of the Shares. As of January 31, 2026, ETH transaction fees were averaging $0.84476 per transaction.

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

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ethereum validators in such a manner that reduced the total net issuance of ethereum fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by validators on the Ethereum network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “—The Ethereum Blockchain could be vulnerable to attacks on transaction finality and consensus processes, which could adversely affect an investment in the Trust or the ability of the Trust to operate.”

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Ethereum Blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum network, the cost of using ethereum may increase and the marketplace may be reluctant to accept ethereum as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum network, the value of ETH and the value of the Shares.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Ethereum network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for ETH with Authorized Participants.

●	During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit
42

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

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the global digital asset trading market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ETH and/or negatively affect the market perception of ETH. If they were to affect trading at a trading platform which is used to calculate the MarketVector Ethereum Benchmark Rate, they could cause the Trust’s NAV to be calculated incorrectly and cause Shareholders to suffer losses. See “—The MarketVector Ethereum Benchmark Rate may be affected by manipulative or fraudulent practices in the global ETH market or at constituent trading platforms.”

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

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ETH. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ETH), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, or the removal or migration of prominent stablecoins away from the Ethereum network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the ETH market, and affect the value of ETH, and in turn impact an investment in the Shares. Given Bitfinex is currently a component of the MarketVector Ethereum Benchmark Rate and Bitfinex and Tether are understood to be under common ownership and management, problems with Tether specifically could potentially affect pricing of transactions on Bitfinex or otherwise disrupt Bitfinex’s operations.

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

Risks Associated with the MarketVector Ethereum Benchmark Rate

The MarketVector Ethereum Benchmark Rate has a limited history.

The MarketVector Ethereum Benchmark Rate was developed by MarketVector and has a limited history. MarketVector has substantial discretion at any time to change the methodology used to calculate the MarketVector Ethereum Benchmark Rate, including the constituent trading platforms that contribute prices to the Trust’s NAV. MarketVector does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the MarketVector Ethereum Benchmark Rate will appropriately track the price of ETH in the future.

The MarketVector Ethereum Benchmark Rate is based on various inputs which may include price data from various third-party trading platforms and markets. MarketVector does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The MarketVector Ethereum Benchmark Rate could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The MarketVector Ethereum Benchmark Rate could fail to track the global ETH price, and a failure of the MarketVector Ethereum Benchmark Rate could adversely affect the value of the Shares.

Although the MarketVector Ethereum Benchmark Rate is intended to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent trading platforms used in calculating the MarketVector Ethereum Benchmark Rate, and such transactions may take place at prices materially higher or lower than the MarketVector Ethereum Benchmark Rate. Moreover, there may be variances in the prices of ethereum on the various constituent trading platforms used in calculating the MarketVector Ethereum Benchmark Rate, including as a result of differences in fee structures or administrative procedures on different trading platforms. For example, the Bullish platform employs a proprietary order book combining a traditional limit order book with automated market maker instructions. As their automated market maker relies on a mathematical formula and does not rely on any external pricing data or third-party source, differences in the bids and asks placed by the automated market maker compared to prices offered by other digital currency trading venues, or other external market data sources, for the same digital assets may emerge. While the MarketVector Ethereum Benchmark Rate provides a U.S. dollar-denominated composite index for the price of ETH based on, at any given time, the prices on each such constituent trading platforms or pricing source may not be equal to the value of an ETH as represented by the Index. It is possible that the price of ETH on the ETH trading platforms could be materially higher or lower than the MarketVector Ethereum Benchmark Rate price. To the extent the MarketVector Ethereum Benchmark Rate price differs materially from the actual prices available on a ETH trading platforms used to calculate it, or the global market price of ETH, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ETH, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of ETH. To the extent such prices differ materially from the MarketVector Ethereum Benchmark Rate, investors may lose confidence in the Shares’ ability to track the market price of ETH, which could adversely affect the value of the Shares.

If the MarketVector Ethereum Benchmark Rate is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of ETH, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ETH, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of ETH. To the extent such prices differ materially from the market price for ETH, investors may lose confidence in the Shares’ ability to track the market price of ETH, which could adversely affect the value of the Shares.

Marketvector has analyzed ETH trading platform data and developed insights that have informed Marketvector’s understanding of the ETH market and the design of the Trust. If such data or insights are inaccurate or incorrect, the value of an investment in the Trust may be adversely affected.

MarketVector has relied upon ETH market data in developing its analysis of the ETH market. This analysis has informed MarketVector’s understanding of the ETH market, the design of the Trust and the design of the MarketVector Ethereum Benchmark Rate. The continued viability of the Trust relies upon access to accurate data, and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

The MarketVector Ethereum Benchmark Rate used to calculate the value of the Trust’s ETH may be volatile, adversely affecting the value of the Shares.

The price of ETH on public digital asset trading platforms has a limited history, and during this history, ETH prices on the digital asset markets more generally, and on digital asset exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the MarketVector Ethereum Benchmark Rate is designed to limit exposure to the interruption of individual digital asset trading platforms, the MarketVector Ethereum Benchmark Rate, and the price of ETH generally, remains subject to volatility experienced by digital asset trading platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible ETH trading platforms is limited, the MarketVector Ethereum Benchmark Rate will necessarily be composed of a limited number of ETH trading platforms. If a ETH trading platform were subjected to regulatory, volatility or other pricing issues, in the case of the MarketVector Ethereum Benchmark Rate, the calculation agent would have limited ability to remove such ETH trading platform from the MarketVector Ethereum Benchmark Rate, which could skew the price of ETH as represented by the MarketVector Ethereum Benchmark Rate. Trading on a limited number of ETH trading platform may result in less favorable prices and decreased liquidity of ETH and, therefore, could have an adverse effect on the value of the Shares.

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

The MarketVector Ethereum Benchmark Rate may be affected by manipulative or fraudulent practices in the global ETH market or at constituent trading platforms.

The global ETH market may be subject to fraud and manipulation, see “—Due to the unregulated nature and lack of transparency surrounding the operations of ETH trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of ETH and, consequently, the value of the Shares,” and the MarketVector Ethereum Benchmark Rate may be affected to the extent they cause global prices of ETH to be subject to factors other than bona fide market forces.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the MarketVector Ethereum Benchmark Rate. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, including ethereum, on GDAX that was false, misleading or inaccurate. Additionally, between August and September 2016, the CFTC order finds that a former Coinbase employee intentionally placed buy and sell orders in the Litecoin/Bitcoin trading pair on GDAX, which he intended to match with one another and result in no loss or gain while creating the appearance of liquidity and trading interest in Litecoin. Ultimately, the transactions resulted in wash transactions that depicted a misleading picture of the Litecoin/Bitcoin market.

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

Fraudulent and manipulative trading practices remain a risk at many cryptocurrency trading platforms. To the extent they occur at constituent trading platforms used to calculate the MarketVector Ethereum Benchmark Rate, they could cause the MarketVector Ethereum Benchmark Rate to report inaccurate prices of ETH, causing the NAV of the Trust to be calculated incorrectly and thereby causing Shareholders to suffer losses.

The Index Administrator could experience system failures or errors.

If the computers or other facilities of the index administrator, data providers and/or relevant constituent ETH platforms malfunction for any reason, calculation and dissemination of the MarketVector Ethereum Benchmark Rate may be delayed. Errors in the MarketVector Ethereum Benchmark Rate data, the MarketVector Ethereum Benchmark Rate computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the MarketVector Ethereum Benchmark Rate, which may lead to a different investment outcome for the Trust and the Shareholders than would have been the case had such events not occurred.

The MarketVector Ethereum Benchmark Rate Price being used to determine the net asset value of the trust may not be consistent with GAAP. To the extent that the Trust’s financial statements are determined using a different pricing source that is consistent with GAAP, the net asset value reported in the Trust’s periodic financial statements may differ, in some cases significantly, from the Trust’s net asset value determined using the MarketVector Ethereum Benchmark Rate Pricing.

The Trust will determine the NAV of the Trust on each Business Day based on the value of ETH as reflected by the MarketVector Ethereum Benchmark Rate. The methodology used to calculate the MarketVector Ethereum Benchmark Rate to value ETH in determining the net asset value of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the MarketVector Ethereum Benchmark Rate is deemed inconsistent with GAAP, the Trust will utilize a GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor’s management fee and other expenses borne by the Trust will be determined using the Trust’s net asset value determined daily based on the MarketVector Ethereum Benchmark Rate. Such net asset value of the Trust determined using the MarketVector Ethereum Benchmark Rate may differ, in some cases significantly, from the net asset value reported in the Trust’s periodic financial statements.

The Sponsor can remove the MarketVector Ethereum Benchmark Rate and use a different pricing or valuation methodology instead.

Under the Trust Agreement, the Sponsor has the exclusive authority to select, remove, change, or replace the pricing or valuation methodology or policies used to value the Trust’s assets and determine NAV and NAV per Share, in its sole discretion. The Sponsor has the right to change the pricing source used to determine NAV and NAV per Share from the MarketVector Ethereum Benchmark Rate to a different source or index. To the extent that there are material changes to the pricing or valuation methodology or policies or the pricing source described within this paragraph, notification will be made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

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

The value of the Shares may be influenced by a variety of factors unrelated to the price of ETH and the ETH trading platforms included in the MarketVector Ethereum Benchmark Rate that may have an adverse effect on the price of the Shares. These factors include the following factors:

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

The processes of creation and redemption of Shares (which depend on timely transfers of ETH to and by the ETH Custodian and through the Clearing Services) could be disrupted or encounter challenges due to, for example, the price volatility of ETH, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the ETH Custodian, in its capacity as ETH Custodian under the Custody Agreement and the provider of Clearing Services under the Clearing Agreement. Authorized Participants and Liquidity Providers, who would otherwise be willing to purchase or redeem Baskets or ETH, as applicable, to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ETH, may decide not to take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect, and reduce their transactions with or even refrain entirely from transacting with the Trust, which could disrupt the processes of creation and redemption of Shares. If such events rise to the level of an emergency or cause creations and redemptions of Shares to be impracticable, the Sponsor may suspend the process of creation and redemption of Baskets. Any disruptions to the process of creating and redeeming Shares could cause trading spreads, and the resulting premium or discount, on Shares compared to NAV to widen. Alternatively, in the case of a Ethereum network outage or other problems affecting the Ethereum network, the processing of transactions on the Ethereum network may be disrupted, which in turn may prevent Liquidity Providers, or Authorized Participants or their designees, from depositing or withdrawing ETH from their accounts at the ETH Custodian, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ETH and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for ETH should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of the Shares may diverge from the value of ETH.

Creation Baskets may be created or redeemed in exchange for ETH or cash. At present, only certain Authorized Participants have the ability to support in-kind creation and redemption activity. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, creates transaction costs of buying and selling ETH that are not present in an in-kind model. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the ETH markets and related cash movements. Furthermore, there are timing costs involved in the risk that the ETH price moves between the time when the NAV is established for a creation/redemption and the time when the ETH is traded (“slippage”). In addition, Liquidity Providers must settle ETH transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Liquidity Provider fails to perform its obligations within the contractually specified time period, the Trust would seek to use an alternate Liquidity Provider to execute the ETH transaction. However, the pricing or terms of the ultimate ETH transaction conducted through the alternate Liquidity Provider, if one is available, after the failure of the original Liquidity Provider to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the original Liquidity Provider. Transaction costs and slippage would be reduced if the Trust were able to use an in-kind creation and redemption model. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Whether Authorized Participants who are unable to support in-kind creation and redemption activity and Liquidity Providers as market participants will find it economically viable or commercially attractive to participate in a cash creation and redemption model for a ETH exchange-traded product like the Trust, including a cash creation and redemption model where the Trust selects the Liquidity Provider with whom it executes transactions to buy or sell ETH and the Authorized Participant is not permitted to designate the Liquidity Provider from whom ETH is purchased or sold in connection with the Authorized Participant’s Basket subscription or redemption, is not known; however, there is a risk they will not. If the Trust is unable to attract sufficient Authorized Participants and Liquidity Providers, it will be unable to maintain an efficient arbitrage mechanism for keeping the trading price of the Shares in line with NAV and the value of the underlying ETH held by the Trust, which could negatively affect Shareholders and cause them to purchase or sell Shares at a premium or discount to the value of the underlying ETH, causing losses; alternatively, it could be unable to operate, as there would be no parties who would be able to create new Shares or redeem existing Shares, leading to the Trust being unsuccessful commercially and the Sponsor deciding to terminate and wind up the Trust’s operations. In addition, a failure to settle ETH transactions with Liquidity Providers could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ETH. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ETH under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ETH may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity.

Even with the SEC staff’s recent statement that in-kind creations and redemptions are not prohibited by SEC regulations, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Liquidity Providers or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

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

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include, without limitation: (1) Liquidity Providers’ ability and willingness to purchase and sell ETH in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Ethereum network; (3) the ETH market becoming illiquid or disrupted; (4) the Trust’s Share prices being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which ETH trades, resulting in the inability of Liquidity Providers to execute intended portfolio transactions; (7) accounting standards; (8) Authorized Participants refraining from participating in creation and redemption of Baskets; and (9) the MarketVector Ethereum Benchmark Rate becoming disrupted or unavailable.

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

The Sponsor could decide to replace the ETH Custodian as a custodian of the Trust’s ETH, pursuant to the Custody Agreement. Similarly, the ETH Custodian under the Custody Agreement and Clearing Agreement may terminate the Custody Agreement and Clearing Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately, upon the occurrence of a Termination Event (as defined below) that is incapable of being cured within ten business days or if it determines in its sole discretion it is necessary to take such action to comply with applicable laws and regulations or in connection with Gemini’s fraud or other compliance program. Under the Custody Agreement, a “Termination Event” occurs when (i) any representation, warranty, certification or statement made by the Trust was or becomes incorrect in any material respect when made; (ii) the Trust materially breaches, or fails in any material respect to perform any of its obligations under the Custody Agreement; (iii) the Trust requests a postponement of maturity or a moratorium with respect to any indebtedness or is adjudged bankrupt or insolvent, or there is commenced against the Trust a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or the Trust files a petition for bankruptcy or an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing, or fails to meet applicable legal minimum capital requirements; or (iv) a change of control of the Trust, or an event, change or development that causes or is likely to cause a material adverse effect on the Trust, or in the ability of the Trust to fulfill its responsibilities under the Custody Agreement, occurs. Transferring maintenance responsibilities of the Trust’s account at the ETH Custodian to another custodian may be complex and could subject the Trust’s ETH to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the ETH Custodian becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform its obligations under the Custody Agreement or Clearing Agreement with the Trust, or abruptly discontinues the services it provides to the Trust for any reason, the Trust’s operations would be adversely affected.

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

The Sponsor has the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator. The Administrator will determine the Trust’s ETH holdings and ETH holdings per Share on a daily basis as soon as practicable after 4:00 p.m. ET on each business day. The Administrator’s determination is made utilizing data from the operations of the Trust and the MarketVector Ethereum Benchmark Rate, calculated at 4:00 p.m. ET on such day. To the extent that the ETH holdings or ETH holdings per Share are incorrectly calculated, the Sponsor will not be liable (absent gross negligence or wilful misconduct) for any error and such misreporting of valuation data could adversely affect the value of the Shares.

If the Sponsor determines in good faith that the MarketVector Ethereum Benchmark Rate does not reflect an accurate ETH price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may calculate the NAV in a manner that ultimately inaccurately reflects the price of ETH. To the extent that the Trust’s NAV and the Trust’s NAV per Share, the MarketVector Ethereum Benchmark Rate, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the index used to calculate NAV or other valuation method used to calculate the net asset value of the Trust. Any such change in the index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

To the extent the methodology used to calculate the MarketVector Ethereum Benchmark Rate is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s NAV or the Trust’s NAV per Share. For purposes of the Trust’s financial statements, the Trust will utilize a pricing source that is consistent with GAAP, as of the financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

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

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;

●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●	the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	MarketVector, which is the index administrator of the MarketVector Ethereum Benchmark Rate, is an affiliate of the Sponsor;

●	the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	affiliates of the Sponsor may start to have substantial direct investments in ETH, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own
78

interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

●	the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

●	the Sponsor may appoint an agent to act on behalf of the Shareholders which may be the Sponsor or an affiliate of the Sponsor;

●	VanEck is a minority interest holder in the parent company of Gemini Trust Company, LLC, which is the ETH Custodian, representing less than 1% of its equity. The ETH Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the ETH, and holding the private keys that provide access to the ETH in the Trust’s ETH Account.

●	VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 6% of its equity. Nonco LLC is a Liquidity Provider to the Trust, and the Trust conducts its ETH purchase and sale transactions by trading directly with Liquidity Providers, including Nonco LLC.

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

80

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

In certain circumstances, the Trust’s ETH investments may be valued using techniques other than reliance on the price established by the MarketVector Ethereum Benchmark Rate. The Sponsor will monitor for significant events related to crypto assets that may impact the value of ETH and will determine in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s ETH on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVector Ethereum Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor evaluates its fair value criteria and the factors in determining such criteria from time to time and no less than quarterly. The Sponsor may also fair value the Trust’s ETH using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s ETH using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.). The value of the Shares of the Trust established by using the MarketVector Ethereum Benchmark Rate may be different from what would be produced through the use of another methodology. ETH or other digital asset investments that are valued using techniques other than those employed by the MarketVector Ethereum Benchmark Rate, including ETH investments that are “fair valued,” may be subject to greater fluctuation in their value from one day to the next than would be the case if market-price valuation techniques were used.

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
85

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 23, 2024, the Shares commenced trading on Cboe BZX Exchange, Inc, under the ticker symbol “ETHV.”

Holders

As of December 31, 2025, there were approximately 67 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the during the fiscal year ended December 31, 2025.

Use of Proceeds from Registered Securities

1,675,000 Shares (67 Baskets) were redeemed during the period October 1, 2025 through December 31, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

10/01/25 to 10/31/25	525,000	$59.01
11/01/25 to 11/30/25	575,000	43.63
12/01/25 to 12/31/25	575,000	42.72
Total	1,675,000	$48.14

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

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the ETH Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVector Ethereum Benchmark Rate price at 4:00 p.m. ET. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

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

Results of Operations

The Year Ended December 31, 2025

The Trust’s NAV increased from $146,428,902 at December 31, 2024 to $157,578,941 at December 31, 2025, a 7.61% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding Shares, which increased from 3,000,000 Shares at December 31, 2024 to 3,625,000 Shares at December 31, 2025. This is the net result of 3,225,000 Shares (129 Baskets) being created 2,600,000 Shares (104 Baskets) being redeemed during the period, partially offset by a decrease in the price of ETH, which contracted 10.86% from $3,333 at December 31, 2024 to $2,971 at December 31, 2025.

The 10.94% decrease in the NAV per Share from $48.81 at December 31, 2024 to $43.47 at December 31, 2025 is directly related to the 10.86% decrease in the price of ETH during this period.

The NAV per Share of $70.58 on August 22, 2025, was the highest during the period, compared with a low during the period of $21.45 on April 8, 2025.

Net decrease in net assets resulting from operations for the twelve-month period ended December 31, 2025, was $ 33,759,054 resulting from an net unrealized depreciation on investment in ethereum of $34,062,356, a net realized gain of $492,055 on ethereum sold for the redemption of Shares, a net realized gain of $16,597 from ethereum sold to pay expenses during the twelve-month period, and a net investment loss of $205,350. Other than the Sponsor Fee of $205,350, the Trust had no other expenses during the twelve-month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from January 1, 2025 to December 31, 2025.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the period from January 1, 2025, to December 31, 2025, the Trust incurred a Sponsor Fee of $205,350

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Cohen & Company, Ltd. for the year ended December 31, 2025 and December 31, 2024.

	2025	2024

Audit fees	$76,250	$79,500

Audit-related Fees	$0	$0

Tax fees	$0	$0

All other fees	$0	$0

Total	$76,250	$79,500

Audit fees for the year ended December 31, 2024 and December 31, 2025, consist of contractual fees payable to Cohen for quarterly financial statement information included on Form 10-Q and the audit of the Trust’s annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2024 and December 31, 2025.

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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Report:

Exhibit No.	Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on May 7, 2021

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 8, 2024

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on July 8, 2024

4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by the Registrant on March 26, 2025.

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the report on Form 8-K filed by the Registrant on November 20, 2025

10.2	Marketing Agent Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.3	Custodial Services Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.6	Index Sub-Licensing Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024

10.8	Subscription Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on May 23, 2024
92

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on May 31, 2024

10.10	Additional ETH Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on June 21, 2024

19.1	Insider Trading Policy incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed by the Registrant on March 26, 2025.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Executive Officer Incentive-Based Compensation Clawback Policy incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 26, 2025

101.INS*	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

VANECK ETHEREUM ETF
FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

VanEck Ethereum ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of VanEck Ethereum ETF (the “Trust”), including the schedules of investment, as of December 31, 2025 and 2024, and the related statements of operations and changes in net assets for the year ended December 31, 2025 and for the period May 20, 2024 (date of seeding) to December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and changes in its net assets for the year ended December 31, 2025 and for the period May 20, 2024 (date of seeding) to December 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2025 and 2024, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust's auditor since 2024.

/s/ Cohen & Company, LTD.

COHEN & COMPANY, LTD.

Towson, Maryland

March 30, 2026

VANECK ETHEREUM ETF

Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investment in ether, at fair value (cost $181,475,994, and $136,234,086, respectively)	$157,608,454	$146,428,902
Receivable for investment in ether sold	14,100,054	—
Total assets	171,708,508	146,428,902

Liabilities
Payable for shares redeemed	14,100,054	—
Accrued Sponsor fee	29,513	—
Total liabilities	14,129,567	—

Net assets	$157,578,941	$146,428,902

Shares issued and outstanding (no par value, unlimited amount authorized)	3,625,000	3,000,000

Net Asset Value per Share	$43.47	$48.81

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statements of Operations

	Year Ended December 31, 2025	For the Period May 20, 2024 (Date of Seeding) to December 31, 2024
Expenses
Sponsor fee, related party	$334,700	$76,765
Total expenses	334,700	76,765
Sponsor fee waiver, related party	(129,350)	(76,765)
Net expenses	205,350	—
Net investment loss	(205,350)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Ether sold for redemption of shares	492,055	(1,567,418)
Ether distributed for Sponsor fee, related party	16,597	—
Net realized gain (loss) on investment in ether	508,652	(1,567,418)

Net change in unrealized appreciation (depreciation) from investment in ether	(34,062,356)	10,194,816

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(33,553,704)	8,627,398

Net increase (decrease) in net assets resulting from operations	$(33,759,054)	$8,627,398

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statements of Changes in Net Assets

	Year Ended December 31, 2025	For the Period May 20, 2024 (Date of Seeding) to December 31, 2024
Net increase (decrease) from operations
Net investment loss	$(205,350)	$—
Net realized gain (loss) from investment in ether	508,652	(1,567,418)
Net change in unrealized appreciation (depreciation) from investments in ether	(34,062,356)	10,194,816
Net increase (decrease) in net assets resulting from operations	(33,759,054)	8,627,398

Capital Share transactions
Contributions for shares issued	172,013,836	154,153,076
Withdrawals for shares redeemed	(127,104,743)	(16,351,572)
Net increase in capital share transactions	44,909,093	137,801,504
Net increase in net assets	11,150,039	146,428,902

Net assets:
Beginning of period	146,428,902	—
End of period	$157,578,941	$146,428,902

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Schedules of Investment

December 31, 2025
Description	Quantity	Cost	Fair Value
Ether	53,048.87	$181,475,994	$157,608,454
Total Investment in Ether – 100.02%			157,608,454
Liabilities in Excess of Other Assets – (0.02)%			(29,513)
Net Assets – 100.00%			$157,578,941

December 31, 2024
Description	Quantity	Cost	Fair Value
Ether	43,935.83	$136,234,086	$146,428,902
Total Investment in Ether – 100.00%			146,428,902
Liabilities in Excess of Other Assets – 0.00%			—
Net Assets – 100.00%			$146,428,902

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Notes to Financial Statements

December 31, 2025

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2025 and December 31, 2024, the Trust did not hold cash.

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

VANECK ETHEREUM ETF

Notes to Financial Statements (continued)

December 31, 2025

The following is a summary of the fair value hierarchy as of December 31, 2025, and December 31, 2024:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$157,608,454	$—	$—	$157,608,454

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$146,428,902	$—	$—	$146,428,902

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH purchased	47,219.32	172,013,256
ETH sold	(38,106.28)	(127,280,000)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(34,062,356)
Net realized gain on investment in ETH	—	508,652
Ending balance as of December 31, 2025	53,048.87	$157,608,454

	ETH	Fair Value
Beginning balance as of May 20, 2024(a)	—	$—
ETH purchased	49,793.94	154,052,853
ETH sold	(5,858.11)	(16,251,349)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	10,194,816
Net realized loss on investment in ETH	—	(1,567,418)
Ending balance as of December 31, 2024	43,935.83	$146,428,902

(a)	Date of seeding, the Trust did not hold any ETH as of May 20, 2024.

D.	Ether

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

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the ETH Custodians’ accounts, on a market approach determined on a daily basis using the MarketVector Ethereum Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

VANECK ETHEREUM ETF

Notes to Financial Statements (continued)

December 31, 2025

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the periods presented and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Segment Reporting

The Chief Financial Officer and Treasurer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

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

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 2,000 shares at a per-Share price of $50.00 on May 20, 2024. On June 25, 2024, the 2,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of 200,000 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 2,929.06 ETH. As of December 31, 2025 and December 31, 2024, the Seed Capital Investor’s ownership in the Trust represents approximately 0% and 13%, respectively, of net assets.

VanEck is a minority interest holder in the parent company of the ETH Custodian, representing less than 1% of its equity.

VANECK ETHEREUM ETF

Notes to Financial Statements (continued)

December 31, 2025

Note 5. Capital Share Transactions

Investors can buy and sell Shares of the Trust in secondary market transactions through brokers. Shares trade on the Exchange under the ticker symbol ETHV. Shares are bought and sold throughout the trading day like other publicly traded securities.

The Trust continuously offers the Shares in baskets consisting of 25,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of ETH represented by the baskets being created (or redeemed); the amount of ETH represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of ETH represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or ETH to create baskets and receive cash or ETH when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase ETH from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the ETH represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, ETH to the Trust’s account with the ETH Custodian or Additional ETH Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the ETH Custodian or the Additional ETH Custodian, will deliver ETH to such authorized participants, or a designee thereof, in exchange for their Shares. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s ETH Custodians to facilitate settlement of the Shares and ETH.

Share and capital activity is as follows:

	Year Ended December 31, 2025		For the Period May 20, 2024 (Date of Seeding) to December 31, 2024
	Shares	Amount	Shares	Amount
Beginning of period	3,000,000	$137,801,504	—	$—
Shares issued	3,225,000	172,013,836	3,402,000	154,153,076
Shares redeemed	(2,600,000)	(127,104,743)	(402,000)	(16,351,572)
End of period	3,625,000	$182,710,597	3,000,000	$137,801,504

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

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of ETH, which creates a concentration risk associated with fluctuations in the value of ETH due to a number of factors. Accordingly, a decline in the value of ETH will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ETH include high volatility, which could have a negative impact on the performance of the Trust. ETH platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of

VANECK ETHEREUM ETF

Notes to Financial Statements (continued)

December 31, 2025

the Shares depends on the development and acceptance of the ethereum network. The slowing or stopping of the development or acceptance of the ethereum network may adversely affect an investment in the Trust. The price of ETH on the ETH market has exhibited periods of extreme volatility. Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of ETH represented by the Shares may decline over time. ETH with a fair value of $157,608,454 and $146,428,902 were held by the ETH Custodians at December 31, 2025 and December 31, 2024, respectively.

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

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Year Ended December 31, 2025	For the Period May 20, 2024 (Date of Seeding) to December 31, 2024
Net asset value per share, beginning of period	$48.81	$50.00

From investment operations:
Net investment loss(a)	(0.06)	—
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in ether(b)	(5.28)	(1.19)
Net decrease resulting from operations	(5.34)	(1.19)

Net asset value per share, end of period	$43.47	$4 8.81

Total return(c)	(10.94)%	(2.38)%

Ratios to average net assets
Expenses before fee waiver	0.20%	0.20%	(d)(e)
Expenses after fee waiver	0.12%	0.00%	(d)(e)
Net investment loss	(0.12)%	0.00%	(d)(e)

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)

The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.

(c)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(d)	Annualized.
(e)	Calculated based upon daily average net assets from July 22, 2024 (Date of Effectiveness) to December 31, 2024.
F-11

VANECK ETHEREUM ETF

Notes to Financial Statements (continued)

December 31, 2025

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

VanEck Ethereum ETF

By:	VanEck Digital Assets, LLC, as Sponsor of the Trust (registrant)

By:	/s/ Jonathan R. Simon Name: Jonathan R. Simon
Title: Senior Vice President, General Counsel and Secretary
Date:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities* and on the dates indicated.

Signature	Title	Date

Jan F. van Eck
/s/ Jan F. van Eck	President and Chief Executive Officer	March 30, 2026
(Principal Executive Officer)

John J. Crimmins
/s/ John J. Crimmins	Vice President, Chief Financial	March 30, 2026
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

*	The registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the registrant.