Form 10-Q
period 2026-03-31
VanEck Ethereum ETF
filed 2026-05-14
CIK 1860788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,475,000 outstanding Shares as of April 30, 2026.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF
Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investment in ether, at fair value (cost $160,889,331, and $181,475,994, respectively)	$106,794,805	$157,608,454
Receivable for investment in ether sold	—	14,100,054
Total assets	106,794,805	171,708,508

Liabilities
Payable for shares redeemed	—	14,100,054
Accrued Sponsor fee	19,105	29,513
Total liabilities	19,105	14,129,567

Net assets	$106,775,700	$157,578,941

Shares issued and outstanding (no par value, unlimited amount authorized)	3,475,000	3,625,000

Net Asset Value per Share	$30.73	$43.47

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF
Statements of Operations (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Expenses
Sponsor fee, related party	$63,630	$60,908
Total expenses	63,630	60,908
Sponsor fee waiver, related party	—	(60,908)
Net expenses	63,630	—
Net investment loss	(63,630)	—
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Ether sold for redemption of shares	(14,464,858)	(1,192,767)
Ether distributed for Sponsor fee, related party	(24,939)	—
Net realized loss on investment in ether	(14,489,797)	(1,192,767)

Net change in unrealized appreciation (depreciation) from investment in ether	(30,226,986)	(68,317,443)

Net realized loss and net change in unrealized appreciation (depreciation)	(44,716,783)	(69,510,210)

Net decrease in net assets resulting from operations	$(44,780,413)	$(69,510,210)

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF
Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net decrease from operations
Net investment loss	$(63,630)	$—
Net realized loss from investment in ether	(14,489,797)	(1,192,767)
Net change in unrealized appreciation (depreciation) from investments in ether	(30,226,986)	(68,317,443)
Net decrease in net assets resulting from operations	(44,780,413)	(69,510,210)

Capital Share transactions
Contributions for shares issued	34,473,179	9,957,156
Withdrawals for shares redeemed	(40,496,007)	(2,207,029)
Net increase (decrease) in capital share transactions	(6,022,828)	7,750,127
Net decrease in net assets	(50,803,241)	(61,760,083)

Net assets:
Beginning of period	157,578,941	146,428,902
End of period	$106,775,700	$84,668,819

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Schedules of Investment

March 31, 2026 (Unaudited)
Description	Quantity	Cost	Fair Value
Ether	50,825.75	$160,889,331	$106,794,805
Total Investment in ether – 100.02%			106,794,805
Liabilities in Excess of Other Assets – (0.02)%			(19,105)
Net Assets – 100.00%			$106,775,700

December 31, 2025
Description	Quantity	Cost	Fair Value
Ether	53,048.87	$181,475,994	$157,608,454
Total Investment in ether – 100.02%			157,608,454
Liabilities in Excess of Other Assets – (0.02)%			(29,513)
Net Assets – 100.00%			$157,578,941

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements

March 31, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of March 31, 2026 and December 31, 2025, the Trust did not hold cash.

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

The following is a summary of the fair value hierarchy as of March 31, 2026, and December 31, 2025:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$106,794,805	$—	$—	$106,794,805

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$157,608,454	$—	$—	$157,608,454

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2026	53,048.87	$157,608,454
ETH purchased	14,627.60	34,473,207
ETH sold	(16,850.72)	(40,570,073)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(30,226,986)
Net realized loss on investment in ETH	—	(14,489,797)
Ending balance as of March 31, 2026	50,825.75	$106,794,805

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH purchased	47,219.32	172,013,256
ETH sold	(38,106.28)	(127,280,000)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(34,062,356)
Net realized gain on investment in ETH	—	508,652
Ending balance as of December 31, 2025	53,048.87	$157,608,454

D.	Ether

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

March 31, 2026

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

March 31, 2026

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

Share and capital activity is as follows:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Beginning of period	3,625,000	$182,710,597	3,000,000	$137,801,504
Shares issued	1,000,000	34,473,179	225,000	9,957,156
Shares redeemed	(1,150,000)	(40,496,007)	(75,000)	(2,207,029)
End of period	3,475,000	$176,687,769	3,150,000	$145,551,631

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

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

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net asset value per share, beginning of period	$4 3.47	$48.81

From investment operations:
Net investment loss(a)	(0.02)	—
Net realized loss and change in unrealized appreciation (depreciation) from investments in ether(b)	(12.72)	(21.93)
Net decrease resulting from operations	(12.74)	(21.93)

Net asset value per share, end of period	$30.73	$26.88

Total return(c)	(29.31)%	(44.93)%

Ratios to average net assets(d)
Expenses before fee waiver	0.20%	0.20%
Expenses after fee waiver	0.20%	0.00%
Net investment loss	(0.20)%	0.00%

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of ETH.
(c)	Returns are not annualized and inc lude adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(d)	Annualized.
9

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s NAV decreased from $157,578,941 at December 31, 2025 to $106,775,700 at March 31, 2026, a 32.24% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of ETH, which decreased 29.28% from $2,971.01 at December 31, 2025 to $2,101.20 at March 31, 2026. The number of Shares outstanding also decreased from 3,625,000 Shares at December 31, 2025 to 3,475,000 Shares at March 31, 2026, a net result of 1,000,000 Shares (40 Baskets) being created and 1,150,000 Shares (46 Baskets) being redeemed during the period.

The 29.31% decrease in the NAV per Share from $43.47 at December 31, 2025 to $30.73 at March 31, 2026 is directly related to the 29.28% decrease in the price of ETH during this period.

The NAV per Share of $49.37 on January 14, 2026, was the highest during the quarter, compared with a low during the quarter of $27.12 on February 23, 2026.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2026, was $44,780,413 resulting from the net change in unrealized depreciation on investment in ETH of $30,226,986, a net realized loss of $14,464,858 on ETH sold for the redemption of Shares, a net realized loss of $24,939 from ETH sold to pay expenses during the quarter, and a net investment loss of $63,630. Other than the Net Sponsor Fee of $63,630, the Trust has no other expenses during the quarter.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ETH or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ETH, validating activity, digital wallets, the provision of services related to trading and providing custody services for ETH, the operation of the Ethereum network, or the digital asset markets generally

There is a lack of consensus regarding the regulation of digital assets, including ETH, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ETH in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including ETH and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. We cannot predict how these and other related events will affect us or the crypto asset business.

There remains substantial uncertainty regarding the regulation of digital assets, including ETH, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets., and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets. In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ETH held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible virtual currency (“CVC”) to register with FinCEN as a money transmitter and comply with the anti- money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110,000,000 fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti- money laundering regulations may increase the cost of buying and selling ETH and therefore may adversely affect the price of ETH and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Ethereum Blockchain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ETH that has been associated with such addresses in the past can be easily sold. This “tainted” ETH may trade at a substantial discount to untainted ETH. Reduced fungibility in the ETH markets may reduce the liquidity of ETH and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Ethereum Blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The U.S. Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes.

On October 19, 2023, FinCEN published proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum Blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many digital asset platforms, or the Trust’s service providers, such as the Cash Custodian - to reduce support for or cease offering services for ETH or to the Trust, which could impair the utility of ETH, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

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

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, ether is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in ether, the Trust, the Shares or transactions involving ether being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

As part of determining whether ETH is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of ETH as a security (or not). Finally, the Sponsor discusses the security status of ETH with its securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes ETH is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ETH may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines ETH is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ETH is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ETH could at some future point be determined to be a security.

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

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainly, but it is unclear if the proposed legislation will be passed.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which ETH are treated for classification and clearing purposes. In particular, although the Interpretive Release classified ETH as a digital commodity and not a security under the federal securities laws, ETH may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that ETH is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ETH under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 1,150,000 Shares (46 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

01/01/26 to 01/31/26	375,000	$44.67
02/01/26 to 02/28/26	175,000	29.61
03/01/26 to 03/31/26	600,000	30.94
Total	1,150,000	$35.21

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

Date: May 14, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

