Form 10-Q
period 2026-06-30
VanEck Ethereum ETF
filed 2026-08-13
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,325,000 outstanding Shares as of July 31, 2026.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF

Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investment in ether, at fair value (cost $151,725,831, and $181,475,994, respectively)	$77,842,105	$157,608,454
Receivable for investment in ether sold	—	14,100,054
Total assets	77,842,105	171,708,508

Liabilities
Payable for shares redeemed	—	14,100,054
Accrued Sponsor fee	13,830	29,513
Total liabilities	13,830	14,129,567

Net assets	$77,828,275	$157,578,941

Shares issued and outstanding (no par value, unlimited amount authorized)	3,350,000	3,625,000

Net Asset Value per Share	$23.23	$43.47

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Sponsor fee, related party	$51,628	$50,052	$115,258	$110,960
Total expenses	51,628	50,052	115,258	110,960
Sponsor fee waiver, related party	—	(50,052)	—	(110,960)
Net expenses	51,628	—	115,258	—
Net investment loss	(51,628)	—	(115,258)	—
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Ether sold for redemption of shares	(5,909,360)	(4,622,836)	(20,374,218)	(5,815,603)
Ether distributed for Sponsor fee, related party	(27,102)	—	(52,041)	—
Net realized loss from investment in ether	(5,936,462)	(4,622,836)	(20,426,259)	(5,815,603)

Net change in unrealized appreciation (depreciation) from investment in ether	(19,789,200)	32,481,594	(50,016,186)	(35,835,849)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(25,725,662)	27,858,758	(70,442,445)	(41,651,452)

Net increase (decrease) in net assets resulting from operations	$(25,777,290)	$27,858,758	$(70,557,703)	$(41,651,452)

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) from operations
Net investment loss	$(51,628)	$—	$(115,258)	$—
Net realized loss from investment in ether	(5,936,462)	(4,622,836)	(20,426,259)	(5,815,603)
Net change in unrealized appreciation (depreciation) from investments in ether	(19,789,200)	32,481,594	(50,016,186)	(35,835,849)
Net increase (decrease) in net assets resulting from operations	(25,777,290)	27,858,758	(70,557,703)	(41,651,452)

Capital Share transactions
Contributions for shares issued	5,782,275	10,249,131	40,255,454	20,206,287
Withdrawals for shares redeemed	(8,952,410)	(4,443,289)	(49,448,417)	(6,650,318)
Net increase (decrease) in capital share transactions	(3,170,135)	5,805,842	(9,192,963)	13,555,969
Net increase (decrease) in net assets	(28,947,425)	33,664,600	(79,750,666)	(28,095,483)

Net assets:
Beginning of period	106,775,700	84,668,819	157,578,941	146,428,902
End of period	$77,828,275	$118,333,419	$77,828,275	$118,333,419

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Schedules of Investment

June 30, 2026 (Unaudited)
Description	Quantity	Cost	Fair Value
Ether	48,971.93	$151,725,831	$77,842,105
Total Investment in ether – 100.02%			77,842,105
Liabilities in Excess of Other Assets – (0.02)%			(13,830)
Net Assets – 100.00%			$77,828,275

December 31, 2025
Description	Quantity	Cost	Fair Value
Ether	53,048.87	$181,475,994	$157,608,454
Total Investment in ether – 100.02%			157,608,454
Liabilities in Excess of Other Assets – (0.02)%			(29,513)
Net Assets – 100.00%			$157,578,941

The accompanying notes are an integral part of these financial statements.

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2026 and December 31, 2025, the Trust did not hold cash.

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

The following is a summary of the fair value hierarchy as of June 30, 2026, and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$77,842,105	$—	$—	$77,842,105

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$157,608,454	$—	$—	$157,608,454

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2026	53,048.87	$157,608,454
ETH purchased	17,551.36	40,255,482
ETH purchased in-kind	—	—
ETH sold	(21,628.30)	(49,579,386)
ETH sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(50,016,186)
Net realized loss on investment in ETH	—	(20,426,259)
Ending balance as of June 30, 2026	48,971.93	$77,842,105

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH purchased	47,219.32	172,013,256
ETH sold	(38,106.28)	(127,280,000)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(34,062,356)
Net realized gain on investment in ETH	—	508,652
Ending balance as of December 31, 2025	53,048.87	$157,608,454

D.	Ether

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

June 30, 2026

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Trust holds its ETH at the ETH Custodians, both of which are regulated third-party custodians that carry insurance (in the case of the Additional ETH Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional ETH Custodian) and are responsible for safekeeping of ETH owned by the Trust and holding private keys that provide access to the ETH in the Trust’s ETH account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

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

Share and capital activity is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	3,475,000	$176,687,769	3,150,000	$145,551,631	3,625,000	$182,710,597	3,000,000	$137,801,504
Shares issued	200,000	5,782,275	300,000	10,249,131	1,200,000	40,255,454	525,000	20,206,287
Shares redeemed	(325,000)	(8,952,410)	(200,000)	(4,443,289)	(1,475,000)	(49,448,417)	(275,000)	(6,650,318)
End of period	3,350,000	$173,517,634	3,250,000	$151,357,473	3,350,000	$173,517,634	3,250,000	$151,357,473
8

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

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

June 30, 2026

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per share, beginning of period	$30.73	$26.88	$43.47	$48.81

From investment operations:
Net investment loss(a)	(0.01)	—	(0.03)	—
Net realized gain (loss) and change in unrealized appreciation (depreciation)
from investments in ether(b)	(7.49)	9.53	(20.21)	(12.40)
Net increase (decrease) resulting from operations	(7.50)	9.53	(20.24)	(12.40)

Net asset value per share, end of period	$23.23	$36.41	$23.23	$36.41

Total return(c)	(24.41)%	35.45%	(46.56)%	(25.40)%

Ratios to average net assets(d)
Gross expense	0.20%	0.20%	0.20%	0.20%
Net expense	0.20%	0.00%	0.20%	0.00%
Net investment loss	(0.20)%	0.00%	(0.20)%	0.00%

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(c)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(d)	Annualized.

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

Results of Operations

The Three Months Ended June 30, 2026

The Trust’s NAV decreased from $106,775,700 at March 31, 2026 to $77,828,275 at June 30, 2026, a 27.11% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of ETH, which decreased 24.35% from $2,101.20 at March 31, 2026 to $1,589.53 at June 30, 2026. The number of Shares outstanding also decreased from 3,475,000 Shares at March 31, 2026 to 3,350,000 Shares at June 30, 2026, a net result of 200,000 Shares (8 Baskets) being created and 325,000 Shares (13 Baskets) being redeemed during the three months ended June 30, 2026.

The 24.41% decrease in the NAV per Share from $30.73 at March 31, 2026 to $23.23 at June 30, 2026 is primarily related to the 24.35% decrease in the price of ETH during the three months ended June 30, 2026.

The NAV per Share of $35.50 on April 17, 2026, was the highest during the three months, compared with a low during the three months of $22.75 on June 5, 2026.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026, was $(25,777,290) resulting from the net change in unrealized appreciation (depreciation) from investment in ETH of $(19,789,200), a net realized loss of $(5,909,360) on ETH sold for the redemption of Shares, a net realized loss of $(27,102) from ETH sold to pay expenses during the three months, and a net investment loss of $51,628. Other than the Net Sponsor Fee of $51,628, the Trust has no other expenses during the three months ended June 30, 2026.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $157,578,941 at December 31, 2025 to $77,828,275 at June 30, 2026, a 50.61% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of ETH, which decreased 46.50% from $2,971.01 at December 31, 2025 to $1,589.53 at June 30, 2026. The number of Shares outstanding also decreased from 3,625,000 Shares at December 31, 2025 to 3,350,000 Shares at June 30, 2026, a net result of 1,200,000 Shares (48 Baskets) being created and 1,475,000 Shares (59 Baskets) being redeemed during the six months ended June 30, 2026.

The 46.56% decrease in the NAV per Share from $43.47 at December 31, 2025 to $23.23 at June 30, 2026 is primarily related to the 46.50% decrease in the price of ETH during the six months ended June 30, 2026.

The NAV per Share of $49.37 on January 14, 2026, was the highest during the six months, compared with a low during the six months of $22.75 on June 5, 2026.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $(70,557,703) resulting from the net change in unrealized appreciation (depreciation) on investment in ETH of $(50,016,186), a net realized loss of $(20,374,218) on ETH sold for the redemption of Shares, a net realized loss of $(52,041) from ETH sold to pay expenses during the six months, and a net investment loss of $115,528. Other than the Net Sponsor Fee of $115,258, the Trust has no other expenses during the six months ended June 30, 2026.

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

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ETH, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ETH. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ETH’s history, including in 2017-2018, in 2021-2022, and in 2025-2026. Over the course of 2023, 2024, and the first quarter of 2025, ETH prices continued to exhibit extreme volatility. After reaching an all-time high of approximately $4830 in August 2025, the price of ETH declined to below $1570 in June 2026, representing a drawdown of more than 65%, and there can be no assurance that the price of ETH will not decline further. For example, ETH lost approximately 12.2% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ETH) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of ETH, declined significantly during the first half of 2026. As of the date of this report, the price of ETH remains significantly below its August 2025 all-time high, and digital asset prices continue to fluctuate significantly.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the

SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including ETH, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The prices for some digital assets including ETH have risen following the election of Donald Trump as president of the United States. Some expect the new administration to adopt a more constructive attitude toward the digital asset industry than prior administrations were perceived to have done and work toward providing greater regulatory clarity and certainty for emerging technologies including blockchain technology and digital assets, thereby fostering their development. Certain members of Congress have also expressed similar sentiments. To the extent market expectations about future activity by the administration or Congress lead digital assets prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to this as a bubble. There can be no assurance that such a bubble does not currently exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that lives up to industry expectations, could lead to a decline in prices for digital assets including ETH, which could cause declines in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political winds or market perceptions of them will not shift over time.

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text, but the CLARITY Act has not been enacted and its prospects remain uncertain. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including ETH. Any resulting decline in the price of ETH could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ETH, and there can be no assurance, and there is no present indication, that it would be changed to include ETH in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ETH; however, there will be no new acquisitions of ETH as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, no similar federal legislation has been introduced that would expressly provide for acquiring ETH. Even if such legislation providing for the acquisition of ETH were to be introduced at the federal level, it could fail to pass. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ETH acquisition plans, or does announce such plans but these plans fall short of market expectations, the price of ETH may decline, which may impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ETH and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ETH by governmental instrumentalities.

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

In the case of volitional forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code called EIPs. Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, core developers are not monolithic. At the protocol level, certain core developers may support a given change while others oppose it. Developers of certain Ethereum Clients may support the change and incorporate the change into an update to their particular Ethereum Consensus Client or Execution Client, while developers of other Ethereum Clients may not do so. In addition, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source individual for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, which they will likely not do unless a critical mass of validators and users - such as DApp and smart contract developers, as well as end users of DApps and smart contracts, and anyone else who transacts on the Ethereum Blockchain or Ethereum network - support the shift as well. If no such critical mass emerges, node operators will not download the change, and the upgrades will lack adoption.

Modifications are typically introduced by core developers in the form of EIPs, and are often followed by a robust debate within the Ethereum community as to the advisability of the proposed change. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. Typically, after a modification is introduced and a substantial majority of users and validators express support, leading to node operators consenting to the modification by choosing to download it, the change is implemented at a specific block number on the Ethereum network and the network continues to operate uninterrupted on a single blockchain. However, if less than a substantial majority of core developers (whether at the protocol level or the individual Ethereum Client level), users, validators and node operators consent to the proposed modification, but the modification is nonetheless implemented by some core developers, Ethereum Clients, node operators, users and validators, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., split) of the Ethereum network (and the Ethereum Blockchain), with one version (employed by those core developers, Ethereum Clients, node operators, validators and users who rejected the change) running the pre- modified software and the other (employed by core developers, Ethereum Clients, node operators, validators and users who chose to adopt the change) running the modified software. The effect of such a fork would be the existence of two (or more) versions of the Ethereum network running in parallel, but with each version’s ETH lacking interchangeability, and with different blockchains, transaction histories, and ownership ledgers associated with each. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users, developers, and validators continued to develop and use the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ether Classic, or ETC. In practice, the two networks would compete with each other for users, developers, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed relevant thresholds of the total on either network, thereby making them both more susceptible to attack. If such a contentious hard fork were to occur on the Ethereum Blockchain in the future, it could cause the Ethereum network to lose users, validators and developers, and could cause ETH to lose value, adversely affecting the price of the Shares. The pre-fork and post-fork blockchains could compete against each other for users, validators and developer talent, to their mutual detriment.

Such a fork in the Ethereum Blockchain typically would be addressed by community-led efforts to merge the forked Ethereum Blockchains, and several prior forks have been so merged. Since the Ethereum network’s inception, modifications to the Ethereum network have generally been accepted by the majority of users, developers, and validators ensuring that the Ethereum network remains a coherent economic system and the focal point of the majority of developer activity. There is no assurance, however, that this will continue to be the case, and if it is not, then the price of ETH could be negatively affected. The original blockchain and the forked blockchain could potentially compete with each other for users, developers, and validators leading to a loss of these for the original blockchain. A fork of any kind could adversely affect an investment in the Trust or the ability of the Trust to operate and the Trust’s procedures may be inadequate to address the effects of a fork.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Trust to operate. As with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network in connection with a hard fork could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ETH. A hard fork could also adversely affect the price of ETH at the time of announcement or adoption or subsequently. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. If a hard fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value, or cause users and validators to abandon the Ethereum network in favor of other competing digital asset networks and blockchains. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a volitional fork called “Dencunˮ implementing a series of EIPs. For example, EIP 4844 is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Proponents hope it will achieve this objective by, among other things, providing Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobsˮ), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on the Layer 1 Ethereum network’s blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time, thereby reducing demands for storage space on the Layer 1 Ethereum network, unlike the previous method of storing batched data from Layer 2s, which caused the data to remain permanently on the Layer 1 Ethereum network. This is expected by proponents of Dencun to reduce the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and potentially more effective as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ETH prices (as the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ETH to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ETH prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored shortly thereafter. As with any change to software code, volitional forks such as Dencun or other such forks could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ETH, and therefore the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards-compatible with the Ethereum Layer 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work.” Unlike proof-of-work, in which validators expend computational resources to compete to validate transactions and are rewarded ETH in proportion to the amount of computational resources expended, in proof-of-stake, miners (also called validators) risk or “stake” ETH to compete to be randomly selected to validate transactions and are rewarded ETH in accordance with an algorithm calibrated according to the number of validators who have staked ETH. Any malicious activity by a miner, such as mining multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or slashing (as defined below) of a portion of the staked ETH. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. There can be no assurance that these or other benefits will be realized, and failure to achieve these intended benefits could cause ETH to lose some or all of its value, and could adversely affect the price of the Shares or the ability of the Trust to operate.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued digital assets exchanges through at least October 2016. A digital assets exchange announced in July 2016 that it had lost 40,000 Ether Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. In November 2016, the Ethereum network underwent a hard fork, Spurious Dragon, that was intended to provide some protection against replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validator pool’s hashing power to exceed the relevant threshold of the processing power of the network that retained or attracted less mining power, thereby making digital assets that rely on that network, which could include ETH, more susceptible to attack. Any of these events could cause the Ethereum network to be less attractive to potential users, including smart contract and decentralized application developers, or cause a decline in speculative interest, and thereby cause ETH to decline in value, causing a corresponding decrease in the price of the Shares.

In addition to a volitional hard fork, a fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Recently, such an accidental fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time), and a patch was released that all users of the Geth Client were supposed to download and apply simultaneously. However, not all users of Geth did so, resulting with the non-patched Geth users temporarily running a different version of the Ethereum Blockchain than the patched Geth users and users of other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum Blockchain, causing the non-patched Geth users to be unable to reach consensus with the rest of the users of the Ethereum Blockchain, interrupting their access to the Ethereum network. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all users of the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth users, fixing the problem and restoring access to the Ethereum network. In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future accidental or unintentional fork, a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, unlike Bitcoin, which has a single widely-accepted reference implementation in Bitcoin Core, after the Merge, nodes on the Ethereum network must run both an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate seamlessly with each other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate seamlessly with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unexpected hard fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ETH to decline in value, adversely affecting the price of Shares.

The Ethereum network regularly implements volitional hard forks in order to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed volitional hard forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, Ethereum underwent the Berlin and Altair hard forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris hard forks (collectively constituting the Merge). In 2023, Ethereum underwent the

Capella and Shanghai hard forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Layer 1 Ethereum network’s blockchain for the first time (they had previously been locked on the Beacon Chain following the Merge). On May 7, 2025, “Pectra,” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum effective balance for a single validator from 32 ETH to 2,048 ETH (EIP-7251), allowing validators to consolidate multiple validators into one, reducing network overhead and operational costs, though potentially affecting the degree of validator decentralization on the network; and introduced a new form of account abstraction (EIP-7702), allowing externally owned accounts (EOAs) to execute smart contract code, enabling programmable wallet features such as transaction bundling, gasless transactions, and custom recovery schemes. In December 2025, the Ethereum network implemented the Fusaka hard fork, which was designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade. The Ethereum core developers have announced a further planned upgrade, referred to as “Glamsterdam,” which is expected to be implemented in the second half of 2026. Any of these or future hard forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ETH. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

In the event of a hard fork of the Ethereum network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum network, is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of the Ethereum Network, users, service providers, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Ethereum network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, security vendors and MarketVector on what is generally accepted as ETH and should therefore be considered “ETH” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ETH or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ETH, validating activity, digital wallets, the provision of services related to trading and providing custody services for ETH, the operation of the Ethereum network, or the digital asset markets generally

There is a lack of consensus regarding the regulation of digital assets, including ETH, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Congress is currently considering several bills relating to the regulation of digital assets and stablecoins, which may not pass and be enacted in their present form or at all. Many state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ETH in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including ETH and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The impact of these and other related events on the Trust, the digital asset industry, and the value of the Shares cannot be predicted.

There remains substantial uncertainty regarding the regulation of digital assets, including ETH, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets. In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ETH held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The CFTC has for years considered ETH to be a commodity subject to its regulatory jurisdiction, and ETH futures have been listed for years on CFTC-regulated exchanges while cleared ETH swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

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

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, ETH is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in ETH, the Trust, the Shares or transactions involving ETH being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

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

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 325,000 Shares (13 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

04/01/26 to 04/30/26	0	$0
05/01/26 to 05/31/26	100,000	33.38
06/01/26 to 06/30/26	225,000	24.95
Total	325,000	$27.55

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

Date: August 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

