Form 10-Q
period 2026-09-30
VanEck Ethereum ETF
filed 2026-11-13
CIK 1860788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42141

VanEck Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	86-6752793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 3,100,000 outstanding Shares as of October 31, 2026.

VanEck Ethereum ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK ETHEREUM ETF

Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investment in ether, at fair value (cost $147,506,033, and $181,475,994, respectively)	$132,867,279	$157,608,454
Receivable for investment in ether sold	—	14,100,054
Total assets	132,867,279	171,708,508

Liabilities
Payable for shares redeemed	—	14,100,054
Accrued Sponsor fee	21,083	29,513
Total liabilities	21,083	14,129,567

Net assets	$132,846,196	$157,578,941

Shares issued and outstanding (no par value, unlimited amount authorized)	3,375,000	3,625,000

Net Asset Value per Share	$39.36	$43.47

The accompanying notes are an integral part of these financial statements.

1

VANECK ETHEREUM ETF

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Sponsor fee	$53,709	$115,882	$168,967	$226,842
Total expenses	53,709	115,882	168,967	226,842
Sponsor fee waiver	—	(18,390)	—	(129,350)
Net expenses	53,709	97,492	168,967	97,492
Net investment loss	(53,709)	(97,492)	(168,967)	(97,492)
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Ether sold for redemption of shares	(5,872,109)	9,505,163	(26,246,327)	3,689,560
Ether sold to pay expenses	(26,655)	12,350	(78,696)	12,350
Net realized gain (loss) from investment in ether	(5,898,764)	9,517,513	(26,325,023)	3,701,910

Net change in unrealized appreciation (depreciation) from investment in ether	59,244,972	76,792,729	9,228,786	40,956,880

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	53,346,208	86,310,242	(17,096,237)	44,658,790

Net increase (decrease) in net assets resulting from operations	$53,292,499	$86,212,750	$(17,265,204)	$44,561,298

The accompanying notes are an integral part of these financial statements.

2

VANECK ETHEREUM ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) from operations
Net investment loss	$(53,709)	$(97,492)	$(168,967)	$(97,492)
Net realized gain (loss) from investment in ether	(5,898,764)	9,517,513	(26,325,023)	3,701,910
Net change in unrealized appreciation (depreciation) from investments in ether	59,244,972	76,792,729	9,228,786	40,956,880
Net increase (decrease) in net assets resulting from operations	53,292,499	86,212,750	(17,265,204)	44,561,298

Capital Share transactions
Contributions for shares issued	19,074,972	101,222,941	59,330,426	121,429,228
Withdrawals for shares redeemed	(17,349,550)	(39,822,141)	(66,797,967)	(46,472,459)
Net increase (decrease) in capital share transactions	1,725,422	61,400,800	(7,467,541)	74,956,769
Net increase (decrease) in net assets	55,017,921	147,613,550	(24,732,745)	119,518,067

Net assets:
Beginning of period	77,828,275	118,333,419	157,578,941	146,428,902
End of period	$132,846,196	$265,946,969	$132,846,196	$265,946,969

The accompanying notes are an integral part of these financial statements.

3

VANECK ETHEREUM ETF

Schedules of Investment (Unaudited)

September 30, 2026
Description	Quantity	Cost	Fair Value
Ether	49,313.57	$147,506,033	$132,867,279
Total Investment in ether – 100.02%			132,867,279
Liabilities in Excess of Other Assets – (0.02)%			(21,083)
Net Assets – 100.00%			$132,846,196

December 31, 2025
Description	Quantity	Cost	Fair Value
Ether	53,048.87	$181,475,994	$157,608,454
Total Investment in ether – 100.02%			157,608,454
Liabilities in Excess of Other Assets – (0.02)%			(29,513)
Net Assets – 100.00%			$157,578,941

The accompanying notes are an integral part of these financial statements.

4

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements

September 30, 2026

Note 1. Organization:

VanEck Ethereum ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in the Trust (the “Shares”). The Shares are traded on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of ether (“ETH”) less the net operating expenses of the Trust. The Trust is managed and controlled by VanEck Digital Assets, LLC (the “Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company is the “Trustee” of the Trust.

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
5

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

The following is a summary of the fair value hierarchy as of September 30, 2026, and December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$132,867,279	$—	$—	$132,867,279

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in ETH	$157,608,454	$—	$—	$157,608,454

The following represents the changes in quantity of ETH and the respective fair value:

	ETH	Fair Value
Beginning balance as of January 1, 2026	53,048.87	$157,608,454
ETH purchased	25,587.79	59,330,454
ETH purchased in-kind	—	—
ETH sold	(29,323.09)	(66,975,392)
ETH sold in-kind	—	—
Net change in unrealized appreciation (depreciation) from investment in ETH	—	9,228,786
Net realized loss on investment in ETH	—	(26,325,023)
Ending balance as of September 30, 2026	49,313.57	$132,867,279

	ETH	Fair Value
Beginning balance as of January 1, 2025	43,935.83	$146,428,902
ETH purchased	47,219.32	172,013,256
ETH sold	(38,106.28)	(127,280,000)
Net change in unrealized appreciation (depreciation) from investment in ETH	—	(34,062,356)
Net realized gain on investment in ETH	—	508,652
Ending balance as of December 31, 2025	53,048.87	$157,608,454

D.	Ether

ETH transactions are accounted for on trade date. Realized gains and losses on the sale of ETH are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of ETH. Proceeds received by the Trust from the issuance of baskets consist of ETH or cash (used to purchase ETH). Deposits of ETH are held by Gemini Trust Company, LLC (the “ETH Custodian”) and at Coinbase Custody Trust Company, LLC (the “Additional ETH Custodian”, and collectively the “ETH Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the ETH Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

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

September 30, 2026

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

The interim financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.20% of average daily net assets that accrues daily and pays monthly. For the period from July 23, 2024 through July 22, 2025, the Sponsor waived the entire Sponsor Fee for the first $1.5 billion of the Trust’s net assets. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) from the Sponsor Fee. The Sponsor from time to time will sell ETH, which may be facilitated by one or more liquidity providers and/or the ETH Custodians or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust may hold its ETH at either of the ETH Custodians, both of which are regulated third-party custodians that carry insurance (in the case of the Additional ETH Custodian, such insurance is carried by its parent, Coinbase Inc., and is intended to cover the loss of client assets held by Coinbase Inc. and its subsidiaries, including the Additional ETH Custodian) and are responsible for safekeeping of ETH owned by the Trust and holding private keys that provide access to the ETH in the Trust’s ETH account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 5% of its equity. Nonco LLC is a liquidity provider to the Trust, and the Trust conducts its ETH purchase and sale transactions by trading directly with liquidity providers, including Nonco LLC. During the nine months ended September 30, 2026, the Trust had the following purchase and sale transactions through Nonco LLC:

	Quantity	Cost/Proceeds
Purchase	5,482	$11,486,152
Sale	—	—

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

VANECK ETHEREUM ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

Share and capital activity is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning of period	3,350,000	$173,517,634	3,250,000	$151,357,473	3,625,000	$182,710,597	3,000,000	$137,801,504
Shares issued	550,000	19,074,972	1,800,000	101,222,941	1,750,000	59,330,426	2,325,000	121,429,228
Shares redeemed	(525,000)	(17,349,550)	(650,000)	(39,822,141)	(2,000,000)	(66,797,967)	(925,000)	(46,472,459)
End of period	3,375,000	$175,243,056	4,400,000	$212,758,273	3,375,000	$175,243,056	4,400,000	$212,758,273

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

September 30, 2026

Note 8. Financial Highlights

The financial highlights summarize certain per share operating information and financial ratios of net investment loss and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset value per share, beginning of period	$23.23	$36.41	$43.47	$48.81

From investment operations:
Net investment loss(a)	(0.02)	(0.02)	(0.05)	(0.03)
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in ether(b)	16.15	24.05	(4.06)	11.66
Net increase (decrease) resulting from operations	16.13	24.03	(4.11)	11.63

Net asset value per share, end of period	$39.36	$60.44	$39.36	$60.44

Total return(c)	69.44%	66.00%	(9.45)%	23.83%

Ratios to average net assets(d)
Gross expense	0.20%	0.20%	0.20%	0.20%
Net expense	0.20%	0.17%	0.20%	0.09%
Net investment loss	(0.20)%	(0.17)%	(0.20)%	(0.09)%

(a)	Net investment loss per share has been calculated based upon an average of daily shares outstanding.
(b)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trusts shares in relation to fluctuating market values of ether.
(c)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(d)	Annualized.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report (this “Report”). The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ETH and the common shares of beneficial interest (the “Shares”)),of VanEck Ethereum ETF (the “Trust”)), the operations of the Trust, the plans of VanEck Digital Assets, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is governed by the trust agreement (the “Trust Agreement”), among the Sponsor and CSC Delaware Trust Company (the “Trustee”). The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of ETH less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of ETH. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of ETH.

The Trust issues and redeems Shares only in aggregations of 25,000 Shares (each, a “Basket”), or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on the Cboe BZX Exchange, Inc. (the “Exchange”) under the ticker symbol “ETHV.”

Computation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the accounts of the custodians of the Trust’s ETH (the “ETH Custodians”), on a market approach determined on a daily basis in accordance with the MarketVectorTM Ethereum Benchmark Rate price at 4:00 p.m. Eastern Time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Trust’s administrator (the “Administrator”).

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Report was the Sponsor’s fee (the “Sponsor Fee”). The Trust’s only source of liquidity is its sales of ETH.

Significant Accounting Policies

In preparing financial statements in conformity with U.S. generally accepted accounting principles , management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of ETH, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Three Months Ended September 30, 2026

The Trust’s net assets increased from $77,828,275 at June 30, 2026 to $132,846,196 at September 30, 2026, a 70.69% increase. The increase in the Trust’s net assets resulted primarily from an increase in the price of ETH, which increased 69.51% from $1,589.53 at June 30, 2026 to $2,694.34 at September 30, 2026. The number of outstanding Shares also increased from 3,350,000 Shares at June 30, 2026 to 3,375,000 Shares at September 30, 2026. This is the net result of 550,000 Shares (22 Baskets) being created and 525,000 Shares (21 Baskets) being redeemed during the three months.

The 69.44% increase in the NAV per Share from $23.23 at June 30, 2026 to $39.36 at September 30, 2026 is primarily related to the 69.51% increase in the price of ETH during the three months.

The NAV per Share of $40.38 on September 21, 2026, was the highest during the three months, compared with a low during the three months of $23.65 on July 1, 2026.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $53,292,499, resulting from a net change in unrealized appreciation (depreciation) from investment in ETH of $59,244,972, partially offset by a net realized loss of $5,872,109 on ETH sold for the redemption of Shares, a net realized loss of $26,655 from ETH sold to pay expenses during the three months, and a net investment loss of $53,709. Other than the Sponsor Fee of $53,709, the Trust had no other expenses during the three months.

The Nine Months Ended September 30, 2026

The Trust’s net assets decreased from $157,578,941 at December 31, 2025 to $132,846,196 at September 30, 2026, a 15.70% decrease. The decrease in the Trust’s net assets resulted from a decrease in the price of ETH, which decreased 9.31% from $2,971.00 at December 31, 2025 to $2,694.34 at September 30, 2026, and a decrease in the number of outstanding Shares from 3,625,000 Shares at December 31, 2025 to 3,375,000 Shares at September 30, 2026. This is the net result of 1,750,000 Shares (70 Baskets) being created and 2,000,000 Shares (80 Baskets) being redeemed during the nine months.

The 9.45% decrease in the NAV per Share from $43.47 at December 31, 2025 to $39.36 at September 30, 2026 is primarily related to the 9.31% decrease in the price of ETH during the nine months.

The NAV per Share of $49.37 on January 14, 2026, was the highest during the nine months, compared with a low during the nine months of $22.75 on June 5, 2026.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $17,265,204, resulting from a net realized loss of $26,246,327 on ETH sold for the redemption of Shares, a net realized loss of $78,696 from ETH sold to pay expenses during the nine months, and a net investment loss of $168,967, partially offset by a net change in unrealized appreciation (depreciation) from investment in ETH of $9,228,786. Other than the Sponsor Fee of $168,967, the Trust had no other expenses during the nine months.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ETH, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ETH. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ETH’s history, including in 2017-2018, in 2021-2022, and in 2025-2026. Over the course of 2023, 2024, and the first quarter of 2025, ETH prices continued to exhibit extreme volatility. After reaching an all-time high of approximately $4,830 in August 2025, the price of ETH declined to below $1,570 in June 2026, representing a drawdown of more than 65%, and there can be no assurance that the price of ETH will not decline further. For example, ETH lost approximately 12.2% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ETH) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of ETH, declined significantly during the first half of 2026. As of the date of this report, the price of ETH remains significantly below its August 2025 all-time high, and digital asset prices continue to fluctuate significantly.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader ETH and crypto markets, including on the constituent trading platforms. Because the Index is based on prices from a limited number of constituent trading platforms, any resulting disruption on those platforms could affect the Index price. To the extent that ETH is stolen in a hack or acquired through the exchange of other stolen digital assets, such ETH cannot be frozen by an issuer, and its subsequent sale in the market could exert downward pressure on the price of ETH or result in the suspension of trading or other activities in key ETH markets, including decentralized finance protocols. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, affect the liquidity or value of ether held by the Trust, and contribute to volatility or declines in the price of ETH and the value of the Shares.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including ETH. Any resulting decline in the price of ETH could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

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

Digital Asset Treasury Companies Risk

Since 2020, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ETH.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including ETH, or increase pressure to sell their existing holdings. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ETH, when prices are rising and they may sell such assets when prices are decreasing, potentially making ETH more expensive in a rising market and then causing downward pressure on ETH prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ETH. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ETH. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of ETH (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

If tokenized Shares were made available for trading on a TSV, the Trust and the Sponsor would not control the TSV’s trading or pricing mechanisms or the custody arrangements for such tokens. Trading on separate venues could fragment liquidity or cause tokenized Shares to trade at prices that differ from the market price of the Shares on Cboe BZX Exchange, Inc. or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares.

A temporary or permanent “fork” of the Ethereum blockchain could adversely affect an investment in the Trust. Shareholders will not receive the benefits of any forks or airdrops.

Ethereum software is open source. Any user can download the software and participate in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community adopt the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks (referred to as “volitional forks” because they take place through a formal process).

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

On March 13, 2024, the Ethereum network underwent a volitional fork called “Dencun” implementing a series of EIPs. For example, EIP 4844 is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Proponents hope it will achieve this objective by, among other things, providing Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs”), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on the Layer 1 Ethereum network’s blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time, thereby reducing demands for storage space on the Layer 1 Ethereum network, unlike the previous method of storing batched data from Layer 2s, which caused the data to remain permanently on the Layer 1 Ethereum network. This is expected by proponents of Dencun to reduce the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and potentially more effective as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ETH prices (as the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ETH to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ETH prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored shortly thereafter. As with any change to software code, volitional forks such as Dencun or other such forks could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ETH, and therefore the Shares.

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

The Ethereum network regularly implements volitional hard forks in order to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed volitional hard forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, Ethereum underwent the Berlin and Altair hard forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris hard forks (collectively constituting the Merge). In 2023, Ethereum underwent the Capella and Shanghai hard forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Layer 1 Ethereum network’s blockchain for the first time (they had previously been locked on the Beacon Chain following the Merge). On May 7, 2025, “Pectra,” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum effective balance for a single validator from 32 ETH to 2,048 ETH (EIP-7251), allowing validators to consolidate multiple validators into one, reducing network overhead and operational costs, though potentially affecting the degree of validator decentralization on the network; and introduced a new form of account abstraction (EIP-7702), allowing externally owned accounts (EOAs) to execute smart contract code, enabling programmable wallet features such as transaction bundling, gasless transactions, and custom recovery schemes. In December 2025, the Ethereum network implemented the Fusaka hard fork, which was designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade. The Ethereum core developers have announced a further planned upgrade, referred to as “Glamsterdam,” which was activated on the Sepolia testnet on October 6, 2026 and is currently expected to be implemented on the Ethereum mainnet in the fourth quarter of 2026, although a mainnet activation date has not been announced. The Ethereum core developers have also identified a subsequent planned upgrade, referred to as “Hegotá,” which is currently targeted for 2027. Any of these or future hard forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ETH. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

The Ethereum network, including the cryptographic and algorithmic protocols associated with the operation of the Ethereum Blockchain, has only been in existence since 2015, and ETH markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

●	Digital assets, including ETH, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft
20

or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum network, would affect the ability to transfer digital assets, including ETH, and, consequently, their value.

●	Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.

●	The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. The core developers may not agree among themselves about the direction of the network. If disagreement among the core developers causes some of them to abandon or cease participation in the development of the Ethereum Blockchain, whether for other blockchain or digital asset networks or protocols or to pursue other activities, the value of ETH could be negatively affected.

●	An “Ethereum Client” is a software application that implements the Ethereum network specification and communicates with the Ethereum network. Following the Merge, an Ethereum Client consists of two software programs, an Execution Client and a Consensus Client. Becoming a validator requires downloading additional software in addition to the Execution Client and Consensus Client. Each node must download the Ethereum Client and then connects to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to new changes that may adversely affect the value of ETH. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●	As the Ethereum network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of Ethereum’s global development community. Like all software, the Ethereum network is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors. For example, in July 2016, the Ethereum network underwent a hard fork to reverse the effects of a hack in which an unknown attacker drained funds from one account into an account controlled by the hacker. This hard fork resulted in the creation of a new digital asset network called Ethereum Classic. This hard fork was contentious, and as a result some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network, as could constituencies adversely impacted by any contentious hard forks that take place in the future.

●	Many digital asset networks, including the Ethereum network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ETH.

●	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital
21

assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “—A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptography underlying the Ethereum network or ETH as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Trust’s ETH, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ETH. Even if another digital asset other than ETH were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Department of the Treasury announced the establishment of a Quantum-Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks.

●	In December 2020, the Ethereum network launched a validator registry, referred to as the Beacon Chain, to commence an upgrade called Ethereum 2.0. Ethereum 2.0 was intended to be a new iteration of the Ethereum network that would change the Ethereum network’s consensus mechanism from proof-of-work to proof-of-stake and incorporate the use of sharding. The launch of Beacon Chain was intended to allow nodes to conduct staking transactions to test the new consensus mechanism. Upon its launch, Beacon Chain co-existed in parallel, but separately from, the main Ethereum network at the time (or “mainnet”), which was based on proof-of-work. On September 15, 2022, the proof-of-work-based Ethereum mainnet merged into the Beacon Chain and its proof-of-stake-based consensus system, integrating and unifying both networks into a single proof-of-stake-based Ethereum network (known also as the “Merge”). This upgraded network is referred to as Ethereum rather than Ethereum 2.0. A blockchain protocol’s consensus mechanism is a critical feature of its source code, and any failure to achieve the expected benefits or widespread adoption of the major structural changes to the core consensus mechanism of the Ethereum network contemplated as part of Ethereum 2.0 could have a material adverse effect on the value of ETH and the value of the Shares.

●	The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ETH as well as other Ethereum network protocols. For example, the Ethereum network has on several occasions reduced the quantity of new ETH rewarded per block or altered the outstanding supply of ETH (such as by introducing burning of base fees paid to the protocol) and may make additional changes in the future. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the Ethereum network and price of ETH.

●	Software applications running on top of the Ethereum network (often referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) and smart contract developers depend on being able to obtain ETH to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ETH in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for ETH. ETH’s price volatility (particularly where ETH prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum Blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ETH could be negatively affected.

●	As of the date of this Report, the largest 100 ETH wallets held a substantial amount of the outstanding supply of ETH and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons
22

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

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

There remains substantial uncertainty regarding the regulation of digital assets, including ETH, and their markets, notwithstanding certain federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of ETH or the value of the Shares.FinCEN requires any administrator or exchanger of convertible virtual currency (“CVC”) to register with FinCEN as a money transmitter and comply with the anti- money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110,000,000 fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti- money laundering regulations may increase the cost of buying and selling ETH and therefore may adversely affect the price of ETH and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Ethereum Blockchain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ETH that has been associated with such addresses in the past can be easily sold. This “tainted” ETH may trade at a substantial discount to untainted ETH. Reduced fungibility in the ETH markets may reduce the liquidity of ETH and therefore adversely affect their price.Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Ethereum Blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The U.S. Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum Blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many digital asset platforms, or the Trust’s service providers, such as the Cash Custodian - to reduce support for or cease offering services for ETH or to the Trust, which could impair the utility of ETH, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

A Determination That ETH Or Any Other Digital Asset Is A “Security” May Adversely Affect The Value Of ETH And The Value Of The Shares, And Result In Potentially Extraordinary, Nonrecurring Expenses To, Or Termination Of, The Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. In addition, in the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, ETH is a “digital commodity” and not itself a security. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The CFTC has for years considered ETH to be a commodity subject to its regulatory jurisdiction, and ETH futures have been listed for years on CFTC-regulated exchanges while cleared ETH swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

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

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Ethereum network), the digital asset markets (including the ETH market), and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with ETH mining, it would have a material adverse effect on digital asset networks (including the Ethereum network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which ETH is treated for classification and clearing purposes. In particular, although the Interpretive Release classified ETH as a digital commodity and not a security under the federal securities laws, ETH may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that ETH is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ETH under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in ETH markets, which could adversely affect the price of ETH and the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 525,000 Shares (21 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share

07/01/26 to 07/31/26	125,000	$26.59
08/01/26 to 08/31/26	—	—
09/01/26 to 09/30/26	400,000	35.06
Total	525,000	$33.05

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

Date: November 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

